Form 10KSB
period 1999-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-03-27
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

        ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________.


        Commission File Number 0-27689

                       AVIATION UPGRADE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Nevada                                             33-0881303
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

           24040 Camino del Avion, #A303, Monarch Beach, CA 92629 USA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 499-6665
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                                           Yes (   )    No  ( X )

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2000 was $0.

     The market value of the voting stock held by non-affiliates of the issuer as of March 23, 2001 was approximately $0.

     The number of shares of the common stock outstanding as of March 23, 2001 was 10,659,500.

Documents incorporated by reference:   None.

PART 1

     Aviation Upgrade Technologies, Inc., a Nevada corporation ("Company" or "AUT"), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, the Company's Registration Statement on Form 10-SB was declared effective and the Company became a reporting company pursuant to the Securities Exchange Act of 1934. The Company has not filed any periodic reports or other information with the Securities and Exchange Commission since the Company became a reporting company. The Company anticipates that it will concurrently file all of its delinquent annual and quarterly reports. Therefore, investors should consider of the Company's filings cumulatively.


Item 1.  Description of Business

     Business Development - AUT is a start-up business founded in 1999 in Monarch Beach, California. The Company has had no revenue from operations since inception and has no current customers. There has not been any bankruptcy filing, receivership or any similar proceeding since the Company's inception. There has been no reclassification, merger or consolidation since the Company's inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of the Company's business.

     Business of the Issuer - AUT is a Nevada corporation, organized on January 8, 1999. The primary purpose for the Company was to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead. The Company's executive offices are located at 24040 Camino Del Avion #A303, Monarch Beach, California 92629. The Company's telephone number is (949) 499-6665. Although a substantial market exists in the United States, the Company ultimately aspires to compete in the global marketplace.

     With expected financing of $12.3 million from the sale of stock, contributions by third party suppliers and the use of two initial aircraft by one airline, the Company expected to have sufficient capital resources to cover establishment of its management and operational infrastructure and the launching of its business plan.

     In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers for the purchase of new engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. AUT believes that its development and ability to implement its business plan have been severely hindered. AUT anticipates that it will file an antitrust lawsuit against these companies including the aircraft manufacturer.

     In its efforts to continue business development, AUT evaluated several businesses for purchase during the latter half of 1999, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft, none of which have come to fruition.

     Government Regulation - The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the aviation industry; rather, the following attempts to identify those aspects that could affect AUT's business. Also, other existing legislation and regulation and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could affect, in various manners, the methods in which the industries involved with airplanes operate.

     AUT's business is subject to regulation by the FAA and the Department of Transportation ("DOT") pursuant to the provisions of the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT is responsible, inter alia, for evaluating and determining the fitness of individuals and organizations to function as air carriers and maintains jurisdiction over consolidations, mergers or acquisitions of air carriers.

     The FAA regulates aircraft and air carrier operations, including personnel employed, equipment used, ground facilities, maintenance, communications and other matters. More specifically, the FAA regulates the operation of aircraft in commercial operations pursuant to Federal Aviation Regulation Part 135 and repair facilities (repair stations) pursuant to Federal Aviation Regulation Part 145.

     The FAA has the authority to suspend or revoke the approval of air carriers, commercial operators, repair stations and pilot schools or their licensed personnel for failure to comply with any FAA regulation and can "ground" aircraft if questions arise concerning their airworthiness. AUT's management believes AUT will hold all operating, airworthiness and other FAA certificates required for the conduct of AUT's business, although these certificates may be suspended or revoked for cause.

     AUT will be dependent upon the FAA to re-certify all of AUT's re-engined aircraft before they can be placed into service. The FAA has already responded to requests for the modification of the Boeing 727. The FAA has the authority, pursuant to Section 21.19(b)(1) of the Federal Aviation Regulations, to allow replacement of the original Pratt & Whitney JT8D engines with modern, high bypass powerplants. In one such FAA statement, made as a result of one of these exemption requests, the FAA stated that it would be in the public interest to grant such an exemption.

     AUT believes that the FAA has already approved in principle AUT's plan for re-engining the Boeing 727, because the Rolls Royce RB211-535E4 powerplants are considered modern, high bypass powerplants. The FAA has further stated that this can be the subject of a Supplemental Type Certificate as opposed to a Type Certificate, which requires a much more rigorous approval process.

     The FAA also has authority under the Noise Control Act of 1972, as amended, to monitor and regulate aircraft engine noise. AUT's management believes that the aircraft which AUT intend to operate will be in compliance with regulations promulgated by the FAA and that such aircraft will also comply with standards for aircraft exhaust regulations promulgated by the Environmental Protection Agency pursuant to the Clean Air Act of 1979, as amended. In addition, AUT's operations may be subject to local regulation with respect to noise control. Such authorities and ordinances could restrict AUT's use of older aircraft, which produce greater engine noise than newer models.

     On January 1, 2000, more stringent noise and emission standards became mandatory in the U.S. and Europe. These regulations will force existing owners of Boeing 727 aircraft to make the hard decisions that have probably been postponed for years. Owners of these aircraft will either have to replace these airplanes with new airplanes or have these older aircraft brought into compliance. AUT believe that these new regulations will open up an untapped market with the potential to generate significant revenues.

     Because of the extensive use of radio and other communication facilities in AUT's anticipated aircraft operations, AUT will be subject to the Federal Communications Commission Act of 1934, as amended (the "FCC Act") and regulation thereunder by the Federal Communications Commission ("FCC"). AUT believe that AUT will be in compliance with all material requirements of the FCC Act and the FCC.

     Compliance with the regulatory requirements applicable to AUT's business imposes material burdens on AUT, including license requirements, maintenance, training, record keeping and reporting obligations and limitations on the manner in which AUT may operate its aircraft. Further, the cost of compliance with these requirements is significant. Management believes, however, that the regulatory requirements applicable to AUT generally are no more burdensome to AUT than to other businesses operating in the aviation services industry.

     In addition, AUT's activities will be subject to regulation by the regulatory authorities of the respective foreign jurisdictions in which AUT anticipates its will do business.

     Patents - AUT does not presently own any patents, trademarks, licenses, concessions or royalties. The Company's success, however, depends in part on the ability of its founder to obtain United States and foreign patent protection for the tire valve cap, which is currently in process, preserve its trade secrets, and operate without infringing upon the proprietary rights of third parties.

     There can be no assurance, however, that any patents will be issued for the product or that, if issued, the breadth or degree of protection of these patents will be adequate to protect the Company's interests. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Further, there can be no assurance that others will not be issued patents which may prevent the sale of the Company's product or require licensing and the payment of significant fees or royalties by the Company in order for it to be able to carry on its business. Finally, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company. If the outcome is adverse, it could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease its marketing activities.

     Competition - In the re-engineering project, the Company had a direct competitor in terms of a re-engineering company, the Aerospace Division of B.F. Goodrich Co. However, AUT found many flaws in their design and considered its technology to be inferior. Even though the competitor has the resources of B.F. Goodrich Aerospace behind it, their product "The Super 27" is considered a weak solution to the problem by AUT, when compared to the program which could be performed by the Company. Further, once re-engined, AUT's planes would have soon sold in competition against Boeing 757's and other newly manufactured planes.

     Research and Development - AUT is not currently conducting any research and development activities. AUT does not anticipate conducting such activities in the near future.

     Insurance - The Company has not yet acquired any of the necessary insurance coverage typically required in the aviation maintenance industry. Before commencing full scale operations, the Company will have to secure insurance to cover general aviation liability and, for clients who are maintaining ownership over their aircraft and simply paying for a retrofit, hangar keeper insurance. Typical policy limits for such insurance coverage are $200,000,000 for general aviation liability and $200,000,000 of hangar keeper insurance, plus customary coverage for other business insurance. Because of the nature of the aviation business, even with these insurance limits in force, there can be no assurance that such coverage will fully protect us against all losses which we might sustain. Moreover, typical policies carry a high deductible, which might require the payment of as much as $20,000 for any loss or damage, before this insurance can be engaged.

     The Company is also investigating the availability of product liability insurance for its products and intends to obtain product liability coverage, if available, on terms acceptable to the Company. However, there can be no assurance that product liability insurance will be available to the Company on terms that it can afford, or at all, or that the Company will ever obtain such insurance.

     Employees - AUT currently has one full-time employee, who is also the founder and majority stockholder. Additional employees are expected to be added as the Company sustains growth. The Company from time to time supplements its permanent staff with temporary personnel. The current employee is not represented by a union nor is subject to a collective bargaining agreement, and the Company considers its relation with its employee to be favorable. AUT also utilizes the services of consultants for investor and public relations, accounting, legal and other services.

Item 2.  Properties

     AUT leases no property directly. The Company's founder and majority stockholder provides approximately 400 square feet of office space through his privately held marketing company for which AUT pays $1,500 per month rent reimbursement.


Item 3.  Legal Proceedings

     The Company anticipates that it will file an antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft, but who failed to complete the deal, and against an aircraft manufacturer who the Company believes thwarted those efforts.


Item 4.  Submission of Matters to a Vote of Security Holders

     On November 30, 1999, a stockholder meeting was held, however, no matters were submitted for a vote of the stockholders.


PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no trading market for the AUT's common stock at present. AUT's securities are not listed for trading on any exchange or quotation service. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the market of the Company's securities. Management does not intend to initiate any discussion until such time as the Company has filed all required financial statements and disclosure documents. There is no assurance that a trading market will ever develop or, if such market does in fact develop, that it will continue.

     The Company is a reporting company with the Securities and Exchange Commission, the public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

     As of March 8, 2001, there were 44 record holders of the Company's common stock.

     As of March 8, 2001, there are 456,000 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase of an additional share of common stock at $0.10. These warrants expire three years from the date of issuance.

     AUT has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     Recent Sales of Unregistered Securities - During the fiscal year ended December 31, 1999, AUT sold unregistered shares of its common stock in the following transactions:

     o In April 1999, AUT sold 75,000 shares of common stock to two investors in the United States, 20,000 of which included warrants to purchase an additional 20,000 shares of common stock at $0.10 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     General - AUT was organized in 1999 for the purpose of upgrading engines in Boeing 727 aircraft currently in the marketplace to extend their efficiency and life. After months of negotiations with several aircraft engine manufacturers, for the purchase and upgrade of engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. AUT is considering antitrust litigation against these companies, including the aircraft manufacturer. Since the untimely halt of that plan, AUT has continued its business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals was economically feasible for AUT.

     Liquidity and Capital Resources - AUT has generated no revenues since inception. The cash on hand as of December 31, 1999 was zero. Total current liabilities were $54,509 as of December 31, 1999. As of December 31, 1999, AUT had an accumulated deficit of $54,509. In the absence of any sales or profits, AUT shall continue to seek funding to meet its working capital needs through the sale of its securities.

     Results of Operations-Period Ended December 31, 1999 - Since its inception, AUT has generated no revenues. Total operating expenses for the year period December 31, 1999 were $125,674. Majority of its operating expenses relate to the preparation costs of raising capital. In the period ended December 31, 1999, AUT's net loss was $129,509.

     Total liabilities were $54,509 at December 31, 1999 which were due to a related party.

     Plan of Operation For Next Twelve Months - AUT's plan of operation is materially dependent on its ability to generate revenues or raise substantial capital. AUT does not anticipate that it will be able to generate significant revenues in the next twelve months. AUT can make no prediction as to when, if ever, it will be able to conduct its operations on a profitable basis. The report of AUT's independent accountants for the fiscal year ended December 31, 1999 states that due to recurring losses from operations, the absence of any operating revenues and limited capital resources, there is substantial doubt about AUT's ability to continue as a going concern.

     AUT is considering antitrust litigation against several aircraft manufacturers. In addition, AUT is in the process of evaluating the purchase of an aircraft leasing company specializing in cargo aircraft. AUT has been negotiating with several investment and/or lending groups to obtain financing for the purchase of various businesses. Any business development proposals must be tailored to the funding groups' objectives. In addition, it is of extreme importance to find a solid and profitable business to purchase. In the absence of any sales or profits, AUT shall continue to seek funding to meet its working capital needs through the sale of its securities.

     AUT anticipates that it needs to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, AUT believes that the officers and directors of the Company will contribute funds to pay for its expenses.

     AUT is not currently conducting any research and development activities. AUT does not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

     Although AUT does not anticipate any significant changes in the number of employees, AUT may not be able to retain its present employees if additional financing is not obtained. The loss of key employees could have a material adverse effect upon the operations of AUT.

     Forward Looking Statements - This Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by AUT involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of AUT to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, international, national and local general economic and market conditions; the ability of AUT to sustain, manage or forecast its growth; the of new business development, adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain talented personnel; the ability to protect technology; and other factors referenced in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. AUT's management disclaims any obligation to forward-looking statements contained herein to reflect any change in AUT's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Item 7.  Financial Statements

Independent Auditors' Report.................................................. 8

Balance Sheets as of December 31, 1999.........................................9

Statements of Operations for the period
January 8, 1999 (inception) through December 31, 1999.........................10

Statements of Stockholders' Equity (Deficit)
for the period January 8, 1999 (inception) through December 31, 1999..........11

Statements of Cash Flows for the period January 8, 1999
(inception) through December 31, 1999.........................................12

Notes to Financial Statements ...........................................13 - 16

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders of AVIATION UPGRADE TECHNOLOGIES, Inc.



     We have audited the accompanying balance sheet of Aviation Upgrade Technologies, Inc. (the "Company") as of December 31, 1999, and the related statement of operations, stockholders' equity (deficit) and cash flows for the period January 8, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Upgrade Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period January 8, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a start up company which has experienced significant losses since inception with no revenues. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                          Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation

Newport Beach, California
January 11,  2001

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cash .........................................................   $          0
                                                                    ------------
     Total current assets .......................................              0

OTHER ASSETS ....................................................              0
                                                                    ------------
                                                                    $          0
                                                                    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Due to related party .........................................   $     54,509
                                                                    ------------
     Total current liabilities ..................................         54,509
                                                                    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,000,000 shares issued and outstanding ...................         10,000
   Common stock subscribed, $.001 par value; 75,000 shares ......             75
   Additional paid-in capital ...................................         64,925
   Accumulated deficit ..........................................      (129,509)
                                                                    ------------
     Total stockholders' equity (deficit) .......................       (54,509)
                                                                    ------------
                                                                    $          0
                                                                    ============



















            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




REVENUES                                                       $               0
                                                               -----------------
COST OF SALES                                                                  0
                                                               -----------------
GROSS PROFIT (LOSS)                                                            0
                                                               -----------------
OPERATING EXPENSES
   General and administrative ($18,000
   of rent was paid to a related party)                                  125,674
                                                               -----------------
LOSS FROM OPERATIONS                                                   (125,674)
                                                               -----------------
OTHER INCOME (EXPENSE)
   Interest expense                                                      (3,835)
                                                               -----------------
NET LOSS                                                       $       (129,509)
                                                               =================
BASIC AND DILUTED LOSS PER COMMON SHARE                        $          (0.01)
                                                               =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             9,943,978
                                                               =================





























            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




                                                                                                Additional
                                                 Common Stock        Common Stock Subscribed     Paid-In     Accumulated
                                              Shares       Amount       Shares       Amount      Capital       Deficit       Total
                                           ----------   ----------     ---------  ----------   ----------    ----------    ---------
Balance, January 8, 1999 (inception) ...............0   $        0            0   $        0   $        0    $        0    $       0


Common stock issued to founder ............10,000,000       10,000            0            0      (10,000)            0            0
Common stock subscribed for $1.00 per
  share ............................................0            0       75,000           75       74,925             0       75,000
Net loss ...........................................0            0            0            0            0      (129,509)   (129,509)
                                           ----------   ----------     ---------  ----------   ----------    -----------  ----------
Balance, December 31, 1999 ................10,000,000   $   10,000       75,000   $       75   $   64,925    $ (129,509)  $ (54,509)
                                           ==========   ==========     =========  ==========   ==========    ===========  ==========

























            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .................................................................   $(129,509)
   Adjustments to reconcile net loss to net cash used in operating activities
     Changes in operating assets and liabilities
       Due to related party .................................................      54,509
                                                                                ----------
         Net cash used in operating activities ..............................     (75,000)
                                                                                ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock subscribed ..................................................      75,000
                                                                                ----------
         Net cash provided by financing activities ..........................      75,000
                                                                                ----------
NET CHANGE IN CASH ..........................................................           0

CASH, beginning of period ...................................................           0
                                                                                ----------
CASH, end of period .........................................................   $       0
                                                                                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest .................................   $   3,835
   Cash paid during the period for taxes ....................................   $       0











            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Aviation Upgrade Technologies, Inc. ("AUT" or "the Company") is a Nevada corporation, organized on January 8, 1999. The primary purpose for the Company was to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead.

     In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers, for the purchase of new engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. AUT has retained a prominent antitrust law firm on a contingency basis and on June 30, 2000 AUT filed an antitrust lawsuit against these companies, including the aircraft manufacturer (see Note 8).

     In its efforts to continue business development, AUT evaluated several businesses for purchase during the latter half of 1999 and throughout 2000, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft, none of which came to fruition. AUT is currently negotiating with its founder and majority stockholder for the marketing rights for an electronic tire valve cap for airplanes and/or automobiles that blinks if the tire pressure falls below an initially calibrated level.

     Going Concern - AUT hopes to obtain revenues from future product sales, but there is no commitment by any person for purchase of the Company's potential product. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

     These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Equipment - During the period from inception to December 31, 1999, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

     Basic and Diluted Loss Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of warrants on loss per share are antidilutive and thus not included in the diluted loss per share calculation.

     Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Risks and Uncertainties - AUT is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

     Derivative Instruments and Hedging Activities - The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this SFAS 133 has not materially impacted the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

     Start Up Activities - The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred.


NOTE 2 - INCOME TAXES

     No provisions for income taxes for the period January 8, 1999 (inception) through December 31, 1999 is required, except for minimum state taxes, since the Company incurred taxable losses during these periods.

     As of December 31, 1999 the Company's only deferred tax item was capitalized start-up costs of approximately $130,000. Due to the Company's lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.


NOTE 3 - COMMITMENTS

     Operating Lease - AUT has no operating leases. The Company's founder and majority stockholder provides approximately 400 square feet of office space for its use through his privately held marketing company.

     Rent expense was $18,000 for the period from January 8, 1999 (date of inception) to December 31, 1999.

NOTE 4 - WARRANTS

     During 1999, the Company issued 20,000 warrants in connection with the sale of its common stock to investors. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants expire three years from the date of issuance.

    The following represents a summary of the warrants outstanding as of December 31, 1999:

                                                                      Wtd Avg
                                                    Shares            Ex Price
                                                  ------------     -------------

    Outstanding, beginning of period                    0        $        0

    Granted                                        20,000              0.10
    Expired/forfeited                                   0                 0
                                                  ------------     -------------
    Outstanding, end of period                     20,000        $     0.10
                                                  ============     =============
    Weighted average fair value of                               $     0.10
    warrants granted                                             ===============


    The outstanding warrants at December 31, 1999 are all held by stockholders.



NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

     Holders of the common stock do not have preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available therefore when, as and if declared by the Board of Directors and, upon liquidation or dissolution of the company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. The Board of Directors is authorized to issue additional shares of common stock on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

     Each holder of common stock is entitled to one vote per share, either in person or by proxy, on all matters that may be voted on by the owners thereof at meetings of the stockholders. Since the shares of common stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors that can elect all the directors and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

     All of the Company's common stock is held by insiders and persons who acquired shares in private offerings. These are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date and there is no assurance that the Company will ever be able to pay dividends in the future.

     In April 1999, the Company received $75,000 for the purchase of common stock at $1.00 per share. As of December 31, 2000, none of these shares have been issued and the stock is considered subscribed.

NOTE 6 - LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations at December 31, 1999:

         Numerator for basic and diluted loss per share
           Net loss                                            $       (129,509)

         Denominator for basic and diluted loss per share
           Weighted average shares                                     9,943,978

         Basic and diluted loss per share
           Net loss                                            $          (0.01)


NOTE 7 - RELATED PARTY TRANSACTIONS

     Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT are reflected in due to related party and amount to $5,287 and $54,509 as of December 31, 2000 and 1999, respectively.


NOTE 7 - SUBSEQUENT EVENTS

     During 2000, AUT issued 148,500 shares of common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

     On May 31, 2000, AUT entered into an employment agreement with Mr. Lundqvist to employ him as its Chief Executive Officer. The agreement, which has an initial term of two years, provides for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the Board of Directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The "adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with generally accepted accounting principles by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this employment agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses; (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary.

     During the year ended December 31, 2000, AUT conducted a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock in the United States and a Regulation S offering of common stock overseas. As part of the Rule 506 Offering, the Company issued 40,000 shares of common stock for aggregate cash consideration of $40,000. As part of the Regulation S offering , AUT issued 396,000 shares of common stock for aggregate cash consideration of $396,000.

     On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismal of charges but were denied on all counts. At this time, the lawsuit is in the discovery phase and any possible outcome cannot be predicted.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On June 15, 2000, AUT decided that Barry L. Friedman, Certified Public Accountant would no longer be retained as the Company's independent accountant for the fiscal years ended December 31, 2000 and 1999. Accordingly, the client-independent accountant relationship was terminated as of that date. Mr. Friedman's report on the Company's financial statements for the period from inception to July 31, 1999 did not contain any adverse opinion or a disclaimer of opinion, or was not qualified, but contained an explanatory paragraph as to the Company's ability to continue as a going concern.

     On December 30, 2000, a new independent accounting firm, Lesley, Thomas, Schwarz & Postma, Inc., Newport Beach, California, was engaged as AUT's independent accountants. From the Company's inception to July 31, 1999 and subsequent interim periods, the Company did not consult Lesley, Thomas, Schwarz & Postma, Inc., regarding (i) either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement or was a reportable event.


PART III

Item 9.   Directors and Executive Officers of the Registrant

     The executive officers and directors of AUT, the positions held by them, and their ages as of March 8, 2001 are as follows:

         Name                    Age                    Position
------------------------       --------     ------------------------------------
Torbjorn B. Lundqvist             48        Chairman and Chief Executive Officer
Dick G. Lindholm                  50        Director
William S. Rhodes                 50        Director


     Torbjorn B. Lundqvist - Mr. Lundqvist has been the Chief Executive Officer and Chairman of the Company's Board of Directors since the Company's inception. Mr. Lundqvist has been primarily responsible for the formation and development to date of Aviation Upgrade Technologies, Inc. Mr. Lundqvist has had vast experience in international business. His strength is managing and developing new ventures and ideas. Mr. Lundqvist was born in Helsinki, Finland in 1952. After serving as a transportation officer during his mandatory service in the Finnish army, he owned and managed several companies in Finland, including companies involved in remodeling and manufacturing. Since 1982, Mr. Lundqvist has been Owner/President of Minitec Marketing, Inc. which is an import/export firm dedicated to finding buyers/sellers for a wide range of products. Among other things, Minitec invented, patented and manufactured a Power Take Out for 4-wheel drive GM vehicles. The product was developed to suit a niche market in Finland. Since 1989 he has also been Owner/President of Minitec Motors, Inc., USA, a car dealership specializing in exporting cars to niche markets. Mr. Lundqvist is married with two children and resides in Orange County, California.

     Dick Lindholm - Mr. Lindholm has been the Vice President and a director of the Company since December 1999. Mr. Lindholm is known in the aircraft industry as a problem solver and skillful negotiator, including experience dealing with clients, suppliers and labor unions. He has over thirty years aviation experience, primarily in rotorcraft. He has thirty years flying experience with over 8000 flying hours. From 1976 until 1985, he was President of Helikopteripalvelu, the leading helicopter company in Finland. From 1985 until 1993, he held various duties as a pilot for Helikopter Service A/S. From 1993 until 1997, he was either Director or Managing Director of Helifyg AB, the leading helicopter operator in Sweden. From 1997 to March 1999, he was Area Manager, Nordic Countries, of Helicopter Service A/S, the world's leading helicopter company. From March to November 1999, Mr. Lindholm has been Vice President of Business Development for Copter Action Oy, Finland. Since December 1999, Mr. Lindholm has been Vice President, Flight Operations for SHT AB of Finland, a company responsible for development of the helicopter emergency medical service in the country. Mr. Lindholm was born in 1950 and resides in Espoo, Finland.

     William S. Rhodes - Mr. Rhodes has been the President and a director of the Company since August 2000. Mr. Rhodes is well known in commercial aircraft, military aircraft and third party aircraft maintenance. Mr. Rhodes has been intimately involved in the managing, planning and production of commercial aircraft modification and maintenance of transport aircraft for twenty-three years. His maintenance management experience has been with air carriers including American, Continental, Hawaiian, United, and U.S. Air. Mr. Rhodes has been involved in the day to day management in DOD contracts with NAVAIR, and ARL for a period of fifteen years including mission specific requirements for the Secretary of Defense and Chief of Naval Operations. Mr. Rhodes has held positions with aircraft corporations including Beech Aircraft, Garrett Aviation, Tracor Aviation, Rogerson Aircraft, Dynair, and Avtel Services. These positions have ranged from Program Manager to Senior Vice President in technical and administrative management fields. Mr. Rhodes is a currently licensed A&P whose aviation work experience started in the U.S. Marines in 1968, and education is in Engineering and Business Administration. Mr. Rhodes currently resides in San Bernardino County, California.

     The Company's success is principally dependent upon its current management personnel for the operation of its business. In particular, Torbjorn B. Lundqvist, its founder and Chief Executive Officer, has played a crucial role in the development and management of AUT. There is no assurance that additional managerial assistance will not be required. If the Company loses the services of its executive officer or one or more directors or its ability to attract and retain such personnel, the business, financial condition, results of operations and cash flows will be materially and adversely affected.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("the Commission"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

    AUT believes that during 1999 no Section 16(a) filings were required.

Item 10.  Executive Compensation And Other Information

     Cash Compensation of Executive Officers - The following table sets forth the total compensation earned by the Chief Executive Officer and Directors per annum since inception.



                                        Annual Compensation                           Long-Term Compensation
                      ----------------------------------------------------------------------------------------------

                                                                                Restricted       Common Shares
                                                                 Other            Stock        Underlying Options
                                                 Annual          Awards          Granted           Granted            All Other
  Name and Position     Year       Salary         Bonus       Compensation       (# Share)        (# Shares)        Compensation
----------------------------------------------- -----------------------------------------------------------------------------------

Torbjorn B.             1999        $-0-           -0-            -0-            10,000,000           -0-                 -0-
Lundqvist, Chairman
and CEO

Dick G. Lindholm,       1999         -0-           -0-            -0-               -0-               -0-                 -0-
Director

William S. Rhodes,      1999         -0-           -0-            -0-               -0-               -0-                 -0-
Director (2)

Darle K. Ford,          1999         -0-                          -0-               -0-               -0-                 -0-
Former Director (1)


     1.    Mr. Ford resigned as Director in July, 2000.

     Director Compensation - Board members are serving without cash compensation. During 2000, directors received shares of AUT's common stock for their services to the Company. Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company. The Company has not secured "key man" or liability insurance coverage for its officers and directors.

     Employment Agreements - The Company anticipates that it will enter into an employment agreement with Mr. Lundqvist to employ him as its Chief Executive Officer.

Item 10.  Executive Compensation And Other Information (continued)

     Indemnification of Directors - Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the provisions in its Articles of Incorporation, 78 et seq. of the Nevada Code, the Bylaws of the Company or otherwise, AUT has been advised that in the opinion of the Securities and Exchange Commission (the "Commission") such indemnification is against public policy as expressed in the Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of March 8, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                                  Number              Percentage
         Name and Address *                      Of Shares               Owned
 ----------------------------                   -----------           ----------
 Torbjorn B. Lundqvist                           10,000,000              93.8%
 Dick G. Lindholm                                    35,000               0.3%
 William S. Rhodes                                   10,000               0.1%
 All Directors and Officers
 as a group (3 persons)                          10,045,000              94.2%

*  Address is 24040 Camino del Avion, #A303, Monarch Beach, CA  92629


Item 12.  Certain Relationships and Related Transactions

     AUT's founder and majority shareholder provides substantially all the assets used by the Company, including its 400 square feet of office space, through his privately held marketing company. AUT has reimbursed this entity $1,500 per month for the use of this space.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K



(A)    The following financial statements are included in Part II, Item 7.

                                                                                                               PAGE

Independent Auditors' Report......................................................................................7

Balance Sheets as of December 31, 1999............................................................................8

Statements of Operations for the period January 8, 1999 (inception) through December 31, 1999.....................9

Statements of Stockholders' Equity (Deficit) for the period January 8, 1999 (inception)
   through December 31, 1999.....................................................................................10

Statements of Cash Flows for the period January 8, 1999 ( inception) through December 31, 1999...................11
Notes to Financial Statements ..............................................................................12 - 15


(A2).....Financial Statement Schedules - Not Applicable

(A3).....List of Exhibits Filed as Part of the Report

Exhibit No.
3.1            Certificate of Incorporation of the Company(1)
3.2            Bylaws of the Company(2)
3.3            Certificate of Amendment(3)
4.1            Specimen of Common Stock Certificate (12)
4.2            Certificate of Designations
(B)            Reports on Form 8-K - There were no reports on Form 8-K

                                   SIGNATURES

In accordance Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            Aviation Upgrade Technologies, Inc.


                                   By:  /s/ Torbjorn B. Lunqvist
                                        ----------------------------------------
                                            Torbjorn B. Lundqvist
                                            Chairman and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




       Signatures                        Title                         Date
----------------------------   ------------------------------   ----------------
/s/    Torbjorn B. Lundqvist   Chairman and Chief Executive       March 23, 2001
Torbjorn B. Lundqvist          Officer (principal executive
                               officer)

/s/  Dick G. Lindholm          Vice President, Director           March 23, 2001
Dick G. Lindholm

/s/    William S. Rhodes       President, Director                March 23, 2001
William S. Rhodes