Form 10QSB
period 2000-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-03-27
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    33-0881303
-------------------------------------        -----------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)

           24040 Camino del Avion, #A303, Monarch Beach, CA 92629 USA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 499-6665
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
                                ----------------
(Former name,former address and former fiscal year,if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes (   )     No  ( X )
                                               ---------     ---------

     As of March 23, 2001 the Company had 10,659,500 shares of its $.001 par value common stock issued and outstanding.

     Aviation Upgrade Technologies, Inc. a Nevada corporation ("Company" or "AUT"), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, the Company's Registration Statement on Form 10-SB was declared effective and the Company became a reporting company pursuant to the Securities Exchange Act of 1934. The Company has not filed any periodic reports or other information with the Securities and Exchange Commission since the Company became a reporting company. The Company anticipates that it will concurrently file all of its delinquent annual and quarterly reports. Therefore, investors should consider of the Company's filings cumulatively.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                 PAGE
                                                                            ----

Balance Sheet at March 31, 2000................................................3
Statements of Operations for the three months ended March 31, 2000 and for the period January 8, 1999 (inception) through March 31, 1999...........4
Statements of Cash Flows for the three months ended March 31, 2000 and for the period January 8, 1999 (inception) through March 31, 1999...........5
Notes to Financial Statements..............................................6 - 9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10 - 11

PART 2 - OTHER INFORMATION....................................................12


SIGNATURE  13

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2000


                                     ASSETS
CURRENT ASSETs
   Cash                                                                              $              0
                                                                                     ----------------

     Total current assets                                                                           0

OTHER ASSETS                                                                                        0
                                                                                     ----------------

     Total assets                                                                    $              0
                                                                                     ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Due to related party                                                              $         65,788
                                                                                     ----------------

     Total current liabilities                                                                 65,788
                                                                                     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,000,000 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                                        10,000
   Common stock subscribed, $.001 par value; 75 shares at March 31, 2000 and
     December 31, 1999, respectively                                                               75
   Additional paid-in capital                                                                  64,925
   Accumulated deficit                                                                       (140,788)
                                                                                     ----------------

     Total stockholders' deficit                                                              (65,788)
                                                                                     ----------------

     Total liabilities and stockholders' deficit                                     $              0
                                                                                     ================















            See the accompanying notes to these financial statements
                                      - 3 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                     Period
                                                                January 8, 1999
                                              Three Months         (Inception)
                                                Ended               Through
                                               March 31,            March 31,
                                                 2000                 1999
                                            ----------------    ----------------

REVENUES                                    $              0    $              0

COST OF SALES                                              0                   0
                                            ----------------    ----------------

GROSS PROFIT (LOSS)                                        0                   0
                                            ----------------    ----------------

OPERATING EXPENSES
   General and administrative
   ($4,500 of rent per quarter
   was paid to a related party)                       9,124               11,481
                                            ----------------    ----------------
LOSS FROM OPERATIONS                                 (9,124)            (11,481)
                                            ----------------    ----------------

OTHER INCOME (EXPENSE)
   Interest expense                                  (2,155)               (850)
   Interest income                                         0                   0
   Other                                                   0                   0
                                            ----------------    ----------------

                                                     (2,155)               (850)
                                            ----------------    ----------------

NET LOSS                                   $        (11,279)   $        (12,331)
                                            ================    ================

BASIC AND DILUTED LOSS PER SHARE           $         (0.00)    $          (0.00)
                                            ===============     ================

WEIGHTED AVERAGE SHARES OUTSTANDING               10,000,000           9,756,098
                                            ================    ================


















            See the accompanying notes to these financial statements
                                      - 4 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                          Period
                                                                                                    January 8, 1999
                                                                                   Three Months         (Inception)
                                                                                       Ended              Through
                                                                                     March 31,           March 31,
                                                                                       2000                1999
                                                                                 ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $        (11,279)   $        (12,331)
   Adjustments to reconcile net loss to net cash used in operating activities
     Changes in operating liabilities
       Accounts payable                                                                    11,279              12,331
                                                                                 ----------------    ----------------

         Net cash used in operating activities                                                  0                   0
                                                                                 ----------------    ----------------

NET CHANGE IN CASH                                                                              0                   0

CASH, beginning of period                                                                       0                   0
                                                                                 ----------------    ----------------

CASH, end of period                                                              $              0    $              0
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $          2,155    $            850
   Cash paid during the period for taxes                                         $              0    $              0


















            See the accompanying notes to these financial statements
                                      - 5 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND FOR THE PERIOD
               JANUARY 8, 1999 (INCEPTION) THROUGH MARCH 31, 1999





NOTE 1 - MANAGEMENT'S REPRESENTATION

     The financial statements included herein have been prepared by Aviation Upgrade Technologies, Inc. ("AUT"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim results are not necessarily indicative of the results for the full year.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Aviation Upgrade Technologies, Inc. ("AUT" or the "Company") is a Nevada corporation, organized on January 8, 1999. The primary purpose for the Company was to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead.

     In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers for the purchase of new engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. AUT is planning to file a lawsuit against these companies.

     In its efforts to continue business development, AUT evaluated several businesses for purchase during the latter half of 1999 and throughout the first quarter of 2000, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft, none of which came to fruition.

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

     Equipment - During the period from inception to March 31, 2000, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

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

     Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered. At March 31, 2000 and 1999, the Company's only deferred tax item was a net operating loss carryforward. Due to the lack of operations, no deferred tax benefit has been recognized for these loss carryforwards.

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

     Rent expense was $4,500 and $4,500 for the period ended March 31, 2000 and the period from January 8, 1999 (date of inception) to March 31, 1999, respectively.

NOTE 4 - WARRANTS

     For quarters ended March 31, 2000 and 1999, the Company had not issued any warrants in connection with the sale of its common stock to investors. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants expire three years from the date of issuance.

       The following represents a summary of the warrants outstanding:

                                                            March 31, 2000                     March 31, 1999
                                                   -------------------------------    -------------------------------
                                                                         Wtd Avg                           Wtd Avg
                                                       Shares           Ex Price          Shares          Ex Price
                                                   --------------    -------------    --------------   --------------
         Outstanding, beginning of period                  20,000    $        0.10                 0   $            0

         Granted                                                0                0                 0                0
         Expired/forfeited                                      0                0                 0                0
                                                   --------------    -------------    --------------   --------------

         Outstanding, end of period                        20,000    $        0.10                 0   $            0
                                                   ==============    =============    ==============   ==============

         Weighted average fair value of warrants granted             $        0.10                     $            0
                                                                     =============                     ==============


     The outstanding warrants at March 31, 2000 and 1999 are all held by stockholders.


NOTE 5 - STOCKHOLDERS' DEFICIT

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

     The founding owner holds all of the Company's common stock since January 10, 1999. These are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date and there is no assurance that the Company will ever be able to pay dividends in the future.

     In April 1999, the Company received $75,000 for the purchase of common stock at $1.00 per share. As of March 31, 2000, none of these shares have been issued and the stock is considered subscribed.

NOTE 6 - LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                                          Period
                                                                                                    January 8, 1999
                                                                                   Three Months         (Inception)
                                                                                       Ended              Through
                                                                                     March 31,           March 31,
                                                                                       2000                1999
                                                                                 ----------------    ----------
         Numerator for basic and diluted loss per share
           Net loss                                                              $        (11,279)   $        (12,331)
                                                                                 ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                                     10,000,000           9,756,098
                                                                                 ================    ================

         Basic and diluted loss per share
           Net loss                                                              $         (0.00)    $          (0.00)
                                                                                 ===============     ================


NOTE 7 - RELATED PARTY TRANSACTIONS

     Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT are reflected in due to related party and amount to $65,788 and $12,331 as of March 31, 2000 and 1999, respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General - AUT was organized in 1999 for the purpose of upgrading engines in Boeing 727 aircraft currently in the marketplace to extend their efficiency and life. After months of negotiations with several aircraft engine manufacturers, for the purchase and upgrade of engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. As of March 31, 2000, AUT is considering antitrust litigation against these companies, including the aircraft manufacturer. In its efforts to continue its business development, during the latter part of 1999 and early 2000, AUT was considering the purchase of an aircraft maintenance company at a bankruptcy auction, contingent upon successful negotiations for the lease of hangar space. Unable to secure the hangar space, AUT did not bid for the aircraft maintenance company at the auction. As of March 31, 2000, AUT is in the process of evaluating the purchase of an aircraft leasing company specializing in cargo aircraft.

     Liquidity and Capital Resources - For the three months ended March 31, 2000, AUT generated no revenues and no working capital from the sale of its securities. The amount of expenditures required to maintain operations and to continue business development far exceeds existing cash which was zero at March 31, 2000. As of March 31, 2000, AUT had an accumulated deficit of $140,788. While $75,000 of this funding was received for the purchase of subscribed stock in 1999, the remainder was and continues to be funded by a privately held marketing company owned by AUT's founder and CEO. As of March 31, 2000, AUT was minimizing its operations due to these limited capital resources, however, AUT requires significant funding for continued operations. AUT has been negotiating with several investment and/or lending groups to find financing for the purchase of various businesses. Any business development proposals must be tailored to the funding groups' objectives. In addition, it is of extreme importance to find a solid and profitable business to purchase. As of March 31, 2000, AUT is evaluating the purchase of an aircraft leasing company specializing in cargo aircraft. In the absence of any sales or profits, AUT shall continue to seek funding to meet its working capital needs through the sale of its securities. For the period ended March 31, 2000, no cash had been received through the sale of securities.

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

     Results of Operations-Three Months Ended March 31, 2000 Compared to the Period Ended March 31, 1999 - During the three months ended March 31, 2000 and the period ended March 31, 1999, AUT generated no revenues. Total operating expenses for the three months ended March 31, 2000 were $9,124, compared to total operating expenses for the period ended March 31, 1999 of $11,481. The decrease resulted primarily from the increased uncertainty of capital resources during the three months ended March 31, 2000. In the three months ended March 31, 2000, AUT's net loss was $11,279, compared to a loss of $12,331 for the prior year period.

     Total liabilities have increased $11,279 from $54,509 at December 31, 1999 to $65,788 at March 31, 2000 resulting from accrued operating expenses due to the lack of funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Forward Looking Statements - This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by AUT involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of AUT to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, international, national and local general economic and market conditions; the ability of AUT to sustain, manage or forecast its growth; the of new business development, adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain talented personnel; the ability to protect technology; and other factors referenced in this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. AUT's management disclaims any obligation to forward-looking statements contained herein to reflect any change in AUT's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.
         -----------------

                  Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

                  None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                  Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  Inapplicable.

Item 5.  Other Information.
         -----------------

                  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                  None

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  March 23, 2001            By:        /s/ TORBJORN B. LUNDQVIST
                                      ------------------------------------------
                                                 TORBJORN B. LUNDQVIST,
                                                 Chief Executive Officer