Form 10QSB
period 2000-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-03-27
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to_______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         33-0881303
--------------------------------            ------------------------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)            Identification No.)

           24040 Camino del Avion, #A303, Monarch Beach, CA 92629 USA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 499-6665
                            -------------------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   (    )     No   ( X )
                                             ------------     -----------

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

PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)                                                                    PAGE
                                                                                                               ----

Balance Sheet at September 30, 2000...............................................................................3
Statements of Operations for the three and nine months ended September 30, 2000 and for the three months ended September 30, 1999 and for the period January 8, 1999 (inception) through September 30, 1999............4
Statements of Cash Flows for the nine months ended September 30, 2000 and for the period January 8, 1999 (inception) through September 30, 1999.........................................5
Notes to Financial Statements................................................................................6 - 10


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............11 - 12


PART 2 - OTHER INFORMATION.......................................................................................13


SIGNATURE........................................................................................................14



                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                               SEPTEMBER 30, 2000


                                     ASSETS

CURRENT ASSETS
   Cash                                                                                             $              0
                                                                                                    ----------------

     Total current assets                                                                                          0

OTHER ASSETS                                                                                                       0
                                                                                                    ----------------

     Total assets                                                                                   $              0
                                                                                                    ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Bank overdraft                                                                                   $            971
   Accounts payable                                                                                            1,975
   Due to related party                                                                                       48,896
   Loan payable                                                                                               14,000
                                                                                                    ----------------

     Total current liabilities                                                                                65,842
                                                                                                    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,000,000 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively                                                   10,000
   Common stock subscribed, $.001 par value; 110,000 and 75,000 shares at September 30, 2000
     and December 31, 1999, respectively                                                                         110
   Additional paid-in capital                                                                                 99,890
   Accumulated deficit                                                                                      (175,842)
                                                                                                    ----------------

     Total stockholders' deficit                                                                             (65,842)
                                                                                                    ----------------

     Total liabilities and stockholders' deficit                                                    $              0
                                                                                                    ================













            See the accompanying notes to these financial statements
                                      - 3 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                                           Period
                                                                                                       January 8, 1999
                                                       Three Months Ended              Nine Months       (Inception)
                                               ----------------------------------         Ended            Through
                                                 September 30,     September 30,      September 30,     September 30,
                                                     2000              1999               2000              1999
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                          0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General  and  administrative  ($4,500  of
     rent per  quarter was paid to a related
     party)                                             21,840             9,783             39,798           108,457
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                   (21,840)           (9,783)           (39,798)         (108,457)
                                               ---------------   ---------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (2,225)             (850)            (6,535)           (2,550)
                                               ---------------   ---------------    ---------------   ---------------

                                                        (2,225)             (850)            (6,535)           (2,550)
                                               ---------------   ---------------    ---------------   ---------------

NET LOSS                                       $       (24,065)  $       (10,633)   $       (46,333)  $      (111,007)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.00)  $         (0.00)   $         (0.00)  $          (0.01)
                                               ===============   ===============    ===============   ================

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    10,000,000        10,000,000         10,000,000         9,924,528
                                               ===============   ===============    ===============   ===============















            See the accompanying notes to these financial statements
                                      - 4 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                         Period
                                                                                                    January 8, 1999
                                                                                    Nine Months        (Inception)
                                                                                       Ended             Through
                                                                                   September 30        September 30,
                                                                                       2000                1999
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $        (46,333)   $       (111,007)
   Adjustments to reconcile net loss to net cash used in operating activities
     Changes in operating liabilities
       Bank overdraft                                                                         971                   0
       Accounts payable                                                                     1,975                   0
       Due to related party                                                                (5,613)             36,007
                                                                                 ----------------    ----------------

         Net cash used in operating activities                                            (49,000)            (75,000)
                                                                                 ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                  35,000                   0
   Common stock subscribed                                                                      0              75,000
   Borrowings under loan payable                                                           14,000                   0
                                                                                 ----------------    ----------------

         Net cash provided by financing activities                                         49,000              75,000
                                                                                 ----------------    ----------------


NET CHANGE IN CASH                                                                              0                   0

CASH, beginning of period                                                                       0                   0
                                                                                 ----------------    ----------------

CASH, end of period                                                              $              0    $              0
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $          6,535    $          2,550
   Cash paid during the period for taxes                                         $              0    $              0












            See the accompanying notes to these financial statements
                                      - 5 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND FOR THE PERIOD
             JANUARY 8, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 1999





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

     In its efforts to continue business development, AUT evaluated several businesses for purchase during the latter half of 1999 and throughout the first three quarters of 2000, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft, none of which came to fruition.

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

     Equipment - During the period from inception to September 30, 2000, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

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

     Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered. At September 30, 2000 and 1999, the Company's only deferred tax item was a net operating loss carryforward. Due to the lack of operations, no deferred tax benefit has been recognized for these loss carryforwards.

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

     Start Up Activities- The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred.

NOTE 3 - COMMITMENTS

     Operating Lease - AUT has no operating leases. The Company's founder and majority stockholder provides approximately 400 square feet of office space for its use through his privately held marketing company.

     Rent expense was $13,500 and $13,500 for the period ended September 30, 2000 and the period from January 8, 1999 (date of inception) to September 30, 1999, respectively.

     Employment Agreement- On May 31, 2000, AUT entered into an employment agreement with Mr. Lundqvist to employ him as its Chief Executive Officer. The agreement, which has an initial term of two years, provides for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the Board of Directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The "adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with generally accepted accounting principles by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this employment agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses; (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary.


NOTE 4 - WARRANTS

     For the quarters ended September 30, 2000 and 1999, the Company had issued 30,000 and 0 warrants in connection with the sale of its common stock to investors, respectively. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants expire three years from the date of issuance.

         The following represents a summary of the warrants outstanding:

                                                          September 30, 2000                 September 30, 1999
                                                   -------------------------------    ------------------------------
                                                                         Wtd Avg                           Wtd Avg
                                                       Shares           Ex Price          Shares          Ex Price
                                                   --------------    -------------   ---------------  --------------
         Outstanding, beginning of quarter                 25,000    $        0.10            20,000   $        0.10

         Granted                                           30,000             0.10                 0               0
         Expired/forfeited                                      0                0                 0               0
                                                   --------------    -------------    --------------   -------------

         Outstanding, end of quarter                       55,000    $        0.10            20,000   $        0.10
                                                   ==============    =============    ==============   =============

         Weighted average fair value of warrants granted             $        0.10                     $        0.10
                                                                     =============                     =============


     The outstanding warrants at September 30, 2000 and 1999 are all held by stockholders.

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

     In April 1999, the Company received $75,000 for the purchase of common stock at $1.00 per share. As of September 30, 2000, none of these shares have been issued and the stock is considered subscribed.

     During the period ended September 30, 2000, AUT conducted a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock in the United States and a Regulation S offering of common stock overseas. As part of the Rule 506 Offering, the Company received $35,000 for the purchase of common stock at $1.00 per share. As of September 30, 2000, none of these shares have been issued and the stock is considered subscribed.


NOTE 6 - LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


                                                                                                           Period
                                                          Three Months Ended                           January 8, 1999
                                                   -------------------------------       Nine Months     (Inception)
                                                                                           Ended           Through
                                                      September         September        September        September
                                                      30, 2000          30, 1999         30, 2000         30, 1999
                                                   --------------    --------------   --------------   --------------
         Numerator for basic and diluted loss
         per share
           Net loss                                $      (24,065)   $      (10,633)  $      (46,333)  $     (111,007)
                                                   ==============    ==============   ==============   ==============

         Denominator for basic and diluted loss
         per share
           Weighted average shares                     10,000,000        10,000,000       10,000,000        9,924,528
                                                   ==============    ==============   ==============   ==============

         Basic and diluted loss per share
           Net loss                                $       (0.00)    $       (0.00)   $       (0.00)   $       (0.01)
                                                   ==============    ==============   ==============   ==============


NOTE 7 - LEGAL MATTERS

     On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers and an aircraft manufacturer it had negotiated with for the upgrade of Boeing 727 aircraft, who failed to complete the deal. The defendants filed a motion for dismissal of charges but were denied on all counts. At this time, the lawsuit is in the discovery phase and any possible outcome cannot be predicted.


NOTE 8 - RELATED PARTY TRANSACTIONS

     Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT are reflected in due to related party and amount to $48,896 and $36,007 as of September 30, 2000 and 1999, respectively.

     In June 2000, one stockholder advanced $14,000 to the Company. This arrangement had no agreement and bears no interest or repayment terms. This was subsequently repaid during October 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General - AUT was organized in 1999 for the purpose of upgrading engines in Boeing 727 aircraft currently in the marketplace to extend their efficiency and life. After months of negotiations with several aircraft engine manufacturers, for the purchase and upgrade of engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. AUT has retained a prominent antitrust law firm on a contingency basis and on June 30, 2000 AUT filed an antitrust lawsuit against these companies, including the aircraft manufacturer. In its efforts to continue its business development, AUT has been evaluating the purchase of an aircraft leasing company specializing in cargo aircraft, however, circumstances surrounding the purchase have significantly increased the purchase price, which has made the purchase less desirable for AUT.

     Liquidity and Capital Resources - For the nine months ended September 30, 2000, AUT generated no revenues. The amount of expenditures required to maintain operations and to continue business development far exceeds existing cash which was zero at September 30, 2000. As of September 30, 2000, AUT had an accumulated deficit of $175,842. While $110,000 of this funding was received for the purchase of subscribed stock, the remainder was and continues to be funded by a privately held marketing company owned by AUT's founder and CEO. As of September 30, 2000, AUT was minimizing its operations due to these limited capital resources, however, AUT requires significant funding for continued operations. AUT has been negotiating with several investment and/or lending groups to find financing for the purchase of various businesses. Any business development proposals must be tailored to the funding groups' objectives. In addition, it is of extreme importance to find a solid and profitable business to purchase. In the absence of any sales or profits, AUT shall continue to seek funding to meet its working capital needs through the sale of its securities. AUT has started a $500,000 Regulation 506 private placement for the sale of its common stock at $1.00 per share. As of September 30, 2000, $35,000 has been received in this offering.

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

     Results of Operations-Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 - During the three months ended September 30, 2000 and 1999, AUT generated no revenues. Total operating expenses for the three months ended September 30, 2000 were $21,840, compared to total operating expenses for the three months ended September 30, 1999 of $9,783. The increase resulted primarily from legal expenses paid during the three months ended September 30, 2000 in connection with AUT antitrust lawsuit. In the three months ended September 30, 2000, AUT's net loss was $24,065, compared to a loss of $10,633 for the prior year period.

     Total liabilities have increased $11,333 from $54,509 at December 31, 1999 to $65,842 at September 30, 2000 resulting from accrued operating expenses due to lack of funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Nine Months Ended September 30, 2000 Compared to the Period Ended September 30, 1999 - During the nine months ended September 30, 2000 and the period ended September 30, 1999, AUT generated no revenues. Total operating expenses for the nine months ended September 30, 2000 were $39,798, compared to total operating expenses for the period ended September 30, 1999 of $108,457. The decrease resulted primarily from legal fees paid during the period ended September 30, 1999 for the organization of AUT and the increased uncertainty of capital resources during the nine months ended September 30, 2000. In the nine months ended September 30, 2000, AUT's net loss was $46,333, compared to a loss of $111,007 for the prior year period.

     Total liabilities have increased $11,333 from $54,509 at December 31, 1999 to $65,842 at September 30, 2000 resulting from the paydown of accrued operating expenses.

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

Item 2.  Changes in Securities.
         ---------------------

     During the period ended September 30, 2000, AUT commenced a Regulation 506 private placement for the sale of its common stock in the United States at $1.00 per share. As of September 30, 2000, AUT has sold 35,000 shares of common stock in this offering. In addition, AUT has commenced a Regulation S private placement for sale of its common stock outside the United States at $1.00 per share. No shares have been sold in offering as of September 30, 2000.

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

                                             AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  March 23, 2001          By:          /s/ TORBJORN B. LUNDQVIST
                                   ---------------------------------------------
                                                 TORBJORN B. LUNDQVIST,
                                                 Chief Executive Officer