Form 10KSB
period 2000-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-03-27
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [ x ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


    [   ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _________________ to ________________.


         Commission File Number 0-27689

                       AVIATION UPGRADE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       33-0881303
--------------------------------------  ----------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

           24040 Camino del Avion, #A303, Monarch Beach, CA 92629 USA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 499-6665
                                 --------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                                            Yes                    No    X
                                               ----------            ---------

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


Item 1.  Description of Business

     Business Development AUT is a start-up business founded in 1999 in Monarch Beach, California. The Company has had no revenue from operations since inception and has no current customers. There has not been any bankruptcy filing, receivership or any similar proceeding since the Company's inception. There has been no reclassification, merger or consolidation since the Company's inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of the Company's business.

     Business of the Issuer- AUT is a Nevada corporation, organized on January 8, 1999. The primary purpose for the Company was to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead. The Company's executive offices are located at 24040 Camino Del Avion #A303, Monarch Beach, California 92629. The Company's telephone number is (949) 499-6665. Although a substantial market exists in the United States, the Company ultimately aspires to compete in the global marketplace.

     With expected financing of $12.3 million from the sale of stock, contributions by third party suppliers and the use of two initial aircraft by one airline, the Company expected to have sufficient capital resources to cover establishment of its management and operational infrastructure and the launching of its business plan.

     In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers for the purchase of new engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. On June 30, 2000, the Company filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case # 00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). The Company is seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss. AUT believes that its claims have merit and intends to vigorously prosecute its claims against the defendants.

     The outcome of the Boeing Litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Company does not expect to incur significant legal fees and expenses in connection with the Boeing Litigation because the Company has retained its legal counsel on a contingency basis. However, the Boeing Litigation has diverted, and is expected to continue to divert, the efforts and attention of the Company's key management and technical personnel. As a result, the Company's pursuit and potential defense of the Boeing Litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing Litigation be adverse to the Company, the Company may be required to pay significant monetary damages to the defendants and the Company may be unable to carry out its business plan. If the Company is required to pay significant monetary damages, or is unable to carry out its business plan, the Company's business will be harmed.

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

     Products - AUT was launched as a single program company, namely the re-engining and upgrading of the Boeing 727. The Company's only product consisted of installing two Rolls Royce RB211-535E4 or CFM56-5C4 powerplants into the Boeing 727 aircraft, with primary emphasis upon the Boeing 727-200 advanced version of this aircraft, since this would be the most conducive for these modifications. The re-engining of these aircraft was to consist of removing the original three JT8D engines and replacing them with two Rolls Royce RB211-535E4 or CFM56-5C4 powerplants. In effect, two modern high bypass powerplants would have worked in place of the original installation of three low bypass ratio engines. Due to the unwillingness of the third party suppliers to execute their contracts with the Company, AUT is currently in the process of litigating the matter in antitrust court. See Item 3 "Legal Proceedings".

     AUT is currently negotiating with its founder and majority stockholder to license the marketing rights for a new invention. The product is an electronic tire valve cap that may be used on both airplanes and automobiles. The principal of the product is that early warning of low pressure in tires leads to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch ("psi"), a red LED light will blink to indicate the need to check the tire pressure.

     Marketing - The potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. AUT believes this product could become standard equipment on all new vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires. The cost of this product is expected to be less than $1.00 each when mass produced, therefore, allowing for good profit margins.

     Government Regulation - AUT's proposed aviation business is subject to regulation by the FAA and the Department of Transportation ("DOT") pursuant to the provisions of the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT is responsible, inter alia, for evaluating and determining the fitness of individuals and organizations to function as air carriers and maintains jurisdiction over consolidations, mergers or acquisitions of air carriers.

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

     Competition- In the re-engineering project, the Company had a direct competitor in terms of a re-engineering company, the Aerospace Division of B.F. Goodrich Co. However, AUT found many flaws in their design and considered its technology to be inferior. Even though the competitor has the resources of B.F. Goodrich Aerospace behind it, their product "The Super 27" is considered a weak solution to the problem by AUT, when compared to the program which could be performed by the Company. Further, once re-engined, AUT's planes would have soon sold in competition against Boeing 757's and other newly manufactured planes.

     Competition for the electronic tire valve cap is also limited. To AUT's knowledge, there is one mechanical tire valve cap on the market. Review and testing of this product has indicated that it is unreliable and inefficient due to its mechanical nature. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than AUT's tire valve cap, and therefore, not considered direct competition.

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

     Employees - AUT currently has one full-time employee, who is also the founder and majority stockholder. Additional employees are expected to be added as the Company sustains growth. The Company from time to time supplements its permanent staff with temporary personnel. The current employee is not represented by a union nor is subject to a collective bargaining agreement, and the Company considers its relation with its employee to be favorable. The Company has entered into an agreement with its employee regarding his services. See Item 11, "Executive Compensation and Other Information." AUT also utilizes the services of consultants for investor and public relations, accounting, legal and other services.

Item 2.  Properties

     AUT leases no property directly. The Company's founder and majority stockholder provides approximately 400 square feet of office space through his privately held marketing company for which AUT pays $1,500 per month rent reimbursement.


Item 3.  Legal Proceedings

     On June 30, 2000, the Company filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case # 00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract. The Company is seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss. AUT believes that its claims have merit and intends to vigorously prosecute its claims against the defendants.

     The outcome of the Boeing Litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Company does not expect to incur significant legal fees and expenses in connection with the Boeing Litigation because the Company has retained its legal counsel on a contingency basis. However, the Boeing Litigation has diverted, and is expected to continue to divert, the efforts and attention of the Company's key management and technical personnel. As a result, the Company's pursuit and potential defense of the Boeing Litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing Litigation be adverse to the Company, the Company may be required to pay significant monetary damages to the defendants and the Company may be unable to carry out its business plan. If the Company is required to pay significant monetary damages, or is unable to carry out its business plan, the Company's business will be harmed.


     Robert Meyer and Joseph Scarpello, Esq. Mr. Joseph Scarpello, Esq., previously represented the Company in certain corporate matters. On the Company's behalf, funds were deposited into Mr. Scarpello's client trust account by Spurlin and Associates for the purchase of stock. On January 4, 2001, and again on January 10, 2001, the law firm of Stepp Law Group, on behalf of the Company, requested an accounting of such funds from Mr. Scarpello. On January 14, 2001, Mr. Scarpello prepared and delivered to Stepp Law Group a partial accounting showing that funds were expended by the Company for legal and accounting fees. However, when asked to account for the other remaining funds, Mr. Scarpello informed Stepp Law Group that the remaining funds were disbursed at the direction of Mr. Meyer. At that time, he followed Mr. Meyer's instructions regarding the disposition of the funds because he believed the funds were Mr. Meyer's, not the Company's. As of the date of this Form 10KSB, the Company has decided not to pursue this matter. Spurlin and Associates has entered into a release whereby Spurlin and Associates have agreed, among other things, to release the Company from liability arising from the actions or inactions of Mr. Meyer.


Item 4.  Submission of Matters to a Vote of Security Holders

     On November 30, 2000, a stockholder meeting was held, however, no matters were submitted for a vote of the stockholders.


PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no trading market for the AUT's common stock at present. AUT's securities are not listed for trading on any exchange or quotation service. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the market of the Company's securities. Management does not intend to initiate any discussion until such time as the Company has become a fully reporting company with the Securities and Exchange Commission and has filed all required financial statements and disclosure documents. There is no assurance that a trading market will ever develop or, if such market does in fact develop, that it will continue.

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

     Recent Sales of Unregistered Securities - During the fiscal years ended December 31, 2000, AUT sold unregistered shares of its Common Stock in the following transactions:

     In June 2000, AUT commenced a private placement of shares of its common stock at a price of $1.00 per share. As of January 11, 2001, the Company has sold a total of 436,000 shares of common stock to various investors in the United States and Europe for gross proceeds of $393,000. Each of these shares sold included a warrant to purchase an additional share of common stock for $0.10 per share. The shares issued to residents of the United States were issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of
Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. The shares issued to non-residents of the United States were issued in a transaction which the
Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that Section 5 by the Securities and Exchange Commission.


Item 6.  Management's Discussion and Analysis or Plan of Operation

     General - AUT is a start-up company and to date has had no revenue from operations. The primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, AUT has continued its business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals was economically feasible for AUT. In addition, in 2000, AUT pursued and filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development, however, a positive outcome could provide a significant cash infusion for AUT.

     AUT is currently negotiating with its founder and majority stockholder for the marketing rights to an electronic tire valve cap for airplanes and/or automobiles that blinks if the tire pressure falls below an initially calibrated level.

     Liquidity and Capital Resources - AUT has generated no revenues since inception. The cash on hand as of December 31, 2000 was $242,967, up from zero as of December 31, 1999. Stock subscriptions receivable amounted to $43,000 as of December 31, 2000, all of which was received in January 2001. Total current liabilities were $59,131 as of December 31, 2000, a slight increase over the prior year balance of $54,509, due to accrued payroll taxes. As of December 31, 2000, AUT had an accumulated deficit of $391,164. In the absence of any sales or profits, AUT shall continue to seek funding to meet its working capital needs through the sale of its securities. AUT has started a Rule 506 private placement for the sale of its common stock at $1.00 per share to residents of the United States and a Regulation S private placement for the sale of its common stock at $1.00 per share to non-residents of the United States. As of January 11, 2001, $40,000 has been received in the Rule 506 offering and $353,000 has been received in the Regulation S offering. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month. AUT believes the current capital resources will fund the Company expenses until such time as there is a final outcome in the antitrust lawsuit and/or sales of the electronic tire valve cap are generated.

     Results of Operations-Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 - Since its inception, AUT has generated no revenues. Total operating expenses for the year ended December 31, 2000 were $253,148 compared to total operating expenses for the period from January 8, 1999 (date of inception) to December 31, 1999 of $125,674. The increase resulted primarily from investor relations, directors fees, and other consulting expenses recorded for stock issued for these services in 2000. In the year ended December 31, 2000, AUT's net loss was $261,655, compared to a loss of $129,509 for the prior period.

     Total liabilities have increased $4,622 from $54,509 at December 31, 1999 to $59,131 at December 31, 2000 resulting from accrued payroll taxes owing at December 31, 2000.

     Plan of Operation For Next 12 Months - On June 30, 2000, the Company filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case # 00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). The Company is seeking actual and economic damages and attorneys' fees and costs. The defendants have not yet responded to our complaint.

     The outcome of the Boeing Litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Company does not expect to incur significant legal fees and expenses in connection with the Boeing Litigation because the Company has retained its legal counsel on a contingency basis. However, the Boeing Litigation has diverted, and is expected to continue to divert, the efforts and attention of the Company's key management and technical personnel. As a result, the Company's pursuit and potential defense of the Boeing Litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing Litigation be adverse to the Company, the Company may be required to pay significant monetary damages to the defendants and the Company may be unable to carry out its business plan. If the Company is required to pay significant monetary damages, or is unable to carry out its business plan, the Company's business will be harmed.

     AUT's plan of operation is materially dependent on the outcome of the Boeing Litigation and its ability to obtain the marketing rights to the electronic tire valve cap. The Company anticipates that it will acquire those marketing rights to the electronic tire valve cap. The Company believes that sales of the valve cap could potentially generate significant revenues. However, AUT does not anticipate that it will be able to generate significant revenues in the next twelve months. AUT can make no prediction as to when, if ever, it will be able to conduct its operations on a profitable basis.

     In the event that the Company acquires the marketing rights to the electronic tire valve cap, AUT may need to raise additional capital to market, promote and sell the electronic tire valve caps. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, AUT believes that the officers and directors of the Company will contribute funds to pay for its expenses.

     AUT is not currently conducting any research and development activities. AUT does not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we are able to obtain the rights to the electronic tire valve cap.

     AUT does not anticipate any significant changes in the number of employees. The loss of key employees could have a material adverse effect upon the operations of AUT.

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


Item 7.  Financial Statements
Independent Auditors' Report......................................................................................8

Balance Sheets as of December 31, 2000 and 1999...................................................................9

Statements of Operations for the year ended December 31, 2000 and for the period
   January 8, 1999 (inception) through December 31, 1999.........................................................10

Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2000 and for the period January 8, 1999 (inception) through December 31, 1999..........................................11

Statements of Cash Flows for the year ended December 31, 2000 and for the period
   January 8, 1999 ( inception) through December 31, 1999........................................................12

Notes to Financial Statements ..............................................................................13 - 17


                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and  Stockholders  of AVIATION  UPGRADE  TECHNOLOGIES,
Inc.



     We have audited the accompanying balance sheets of Aviation Upgrade Technologies, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and for the period January 8, 1999
(inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Upgrade Technologies, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period January 8, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

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

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            December 31,
                                                                                       2000                1999
                                                                                 ----------------    ----------
CURRENT ASSETS
   Cash                                                                          $       242,967     $             0
   Stock subscriptions receivable                                                         43,000                   0
   Prepaid expenses                                                                       10,000     $             0
                                                                                 ---------------     ---------------

     Total current assets                                                                295,967                   0

OTHER ASSETS                                                                                   0                   0
                                                                                 ---------------     ---------------

                                                                                 $       295,967     $             0
                                                                                 ===============     ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                              $         3,739     $             0
   Due to related party                                                                    5,287              54,509
   Accrued payroll taxes                                                                  50,105                   0
                                                                                 ---------------     ---------------

     Total current liabilities                                                            59,131              54,509
                                                                                 ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value; 100,000,000 shares authorized; 10,616,500 and
     10,000,000 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                             10,617              10,000
   Common stock subscribed, $.001 par value; 43,000 and 75,000
     shares at December 31, 2000 and, 1999, respectively                                      43                  75
   Additional paid-in capital                                                            617,340              64,925
   Accumulated deficit                                                                  (391,164)           (129,509)
                                                                                 ---------------     ---------------

     Total stockholders' equity (deficit)                                                236,836             (54,509)
                                                                                 ---------------     ---------------

                                                                                 $       295,967     $             0
                                                                                 ===============     ===============












            See the accompanying notes to these financial statements
                                       -9-

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS




                                                                          January 8, 1999
                                                                             (Inception)
                                                         Year Ended            Through
                                                        December 31,        December 31,
                                                            2000                1999
                                                      ----------------    ----------------
REVENUES                                              $              0    $              0

COST OF SALES                                                        0                   0
                                                      ----------------    ----------------

GROSS PROFIT (LOSS)                                                  0                   0
                                                      ----------------    ----------------

OPERATING EXPENSES
   General and  administrative
   ($18,000  of rent was paid to a
   related  party  for 2000 and 1999)                          253,148             125,674
                                                      ----------------    ----------------

LOSS FROM OPERATIONS                                          (253,148)           (125,674)
                                                      ----------------    ----------------

OTHER INCOME (EXPENSE)
   Interest expense                                             (8,507)             (3,835)
                                                      ----------------    ----------------

NET LOSS                                              $       (261,655)   $       (129,509)
                                                      ================    ================

BASIC AND DILUTED LOSS PER COMMON SHARE               $         (0.03)    $          (0.01)
                                                      ===============     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  10,003,604           9,943,978
                                                      ================    ================























            See the accompanying notes to these financial statements
                                      -10-

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




                                               Common Stock        Common Stock Subscribed    Additional
                                        -------------------------- ------------------------     Paid-In     Accumulated
                                           Shares          Amount       Shares     Amount       Capital       Deficit        Total
                                        ----------     -----------  ------------ ----------    ---------     ---------     ---------
Balance, January 8, 1999 (inception)              0     $       0            0    $     0     $       0     $      0       $      0

Common stock issued to founder           10,000,000        10,000            0          0       (10,000)           0              0
Common stock subscribed for $1.00 per
  share                                           0             0       75,000         75        74,925            0         75,000
Net loss                                          0             0            0          0             0     (129,509)      (129,509)
                                        -----------   -----------   -----------  ----------    ---------    ----------   -----------

Balance, December 31, 1999               10,000,000        10,000       75,000         75        64,925     (129,509)       (54,509)

Common stock issued for $1.00 per
  share                                     468,000           468      (75,000)       (75)      392,607            0        393,000
Common stock subscribed for $1.00 per
  share                                           0             0       43,000         43        42,957            0         43,000
Common stock issued for services            148,500           149            0          0       116,851            0        117,000
Net loss                                          0             0            0          0             0     (261,655)      (261,655)
                                        -----------   -----------   -----------  ---------    ---------    ----------     ----------

Balance, December 31, 2000               10,616,500   $    10,617       43,000    $    43     $ 617,340   $ (391,164)      $ 236,836
                                       ============   ===========   ===========  =========    =========   ===========     ==========















            See the accompanying notes to these financial statements
                                      -11-

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                                     January 8, 1999
                                                                                                        (Inception)
                                                                                    Year Ended            Through
                                                                                   December 31,        December 31,
                                                                                       2000                1999
                                                                                 ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (261,655)   $       (129,509)
   Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                     117,000                   0
     Changes in operating assets and liabilities
       Prepaid expenses                                                                   (10,000)                  0
       Accounts payable                                                                     3,739                   0
       Due to related party                                                               (49,222)             54,509
       Accrued payroll and related expenses                                                50,105                   0
                                                                                 ----------------    ----------------

         Net cash used in operating activities                                           (150,033)            (75,000)
                                                                                 ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                 393,000                   0
   Common stock subscribed                                                                      0              75,000
                                                                                 ----------------    ----------------

         Net cash provided by financing activities                                        393,000              75,000
                                                                                 ----------------    ----------------

NET CHANGE IN CASH                                                                        242,967                   0

CASH, beginning of period                                                                       0                   0
                                                                                 ----------------    ----------------

CASH, end of period                                                              $        242,967    $              0
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $          8,507    $          3,835
   Cash paid during the period for taxes                                         $              0    $              0


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During  the  year  ended  December  31,  2000,   the  Company   recorded  a
subscription receivable in the amount of $43,000 relating to the subscription of 43,000 shares of common stock.

     During the year ended December 31, 2000, the Company recorded costs of $30,500 in equity relating to services for raising capital.







            See the accompanying notes to these financial statements
                                      -12-

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

             FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999





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

     Equipment - During the period from inception to December 31, 2000, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

     Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

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


NOTE 2 - INCOME TAXES

     No provisions for income taxes for the year ended December 31, 2000 and for the period January 8, 1999 (inception) through December 31, 1999 is required, except for minimum state taxes, since the Company incurred taxable losses during these periods.

     As of December 31, 2000 and 1999 the Company's only deferred tax item were capitalized start-up costs of approximately $262,000 and $130,000. Due to the Company's lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.

NOTE 3 - COMMITMENTS

     Operating Lease - AUT has no operating leases. The Company's founder and majority stockholder provides approximately 400 square feet of office space for its use through his privately held marketing company.

     Rent expense was $18,000 and $18,000 for the year ended December 31, 2000 and the period from January 8, 1999 (date of inception) to December 31, 1999, respectively.

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


NOTE 4 - WARRANTS

     During 2000 and 1999, the Company issued 436,000 and 20,000 warrants in connection with the sale of its common stock to investors, respectively. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants expire three years from the date of issuance.

     The following represents a summary of the warrants outstanding as of December 31, 2000 and 1999:


                                                                 2000                               1999
                                                   -------------------------------    ------------------------------
                                                                         Wtd Avg                           Wtd Avg
                                                       Shares           Ex Price          Shares          Ex Price
         Outstanding, beginning of period                  20,000    $        0.10                 0   $           0

         Granted                                          436,000             0.10            20,000            0.10
         Expired/forfeited                                      0                0                 0               0
                                                   --------------    -------------    --------------   -------------

         Outstanding, end of period                       456,000    $        0.10            20,000   $        0.10
                                                   ==============    =============    ==============   =============

         Weighted average fair value of warrants granted             $        0.10
                                                                     =============

     The outstanding warrants at December 31, 2000 and 1999 are all held by stockholders.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

     Holders of the common stock do not have preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available therefor when, as and if declared by the Board of Directors and, upon liquidation or dissolution of the company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. The Board of Directors is authorized to issue additional shares of common stock on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

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


NOTE 6 - LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


                                                                                   December 31,        December 31,
                                                                                       2000                1999
                                                                                 ----------------    ----------------
         Numerator for basic and diluted loss per share
           Net loss                                                              $       (261,655)   $       (129,509)
                                                                                 ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                                     10,003,604           9,943,978
                                                                                 ================    ================

         Basic and diluted loss per share
           Net loss                                                              $         (0.03)    $          (0.01)
                                                                                 ================     ================


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


PART III

Item 9.   Directors and Executive Officers of the Registrant

     The executive officers and directors of AUT, the positions held by them, and their ages as of January 11, 2001 are as follows:

       Name                     Age                       Position
--------------------------    --------      ------------------------------------
Torbjorn B. Lundqvist            48         Chairman and Chief Executive Officer
Dick G. Lindholm                 50         Director
William S. Rhodes                50         Director


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

     AUT believes that during 1999 and 2000 no Section 16(a) filings were required.

Item 10.  Executive Compensation And Other Information

     Cash Compensation of Executive Officers - The following table sets forth the total compensation earned by the Chief Executive Officer and Directors per annum since inception.


                                        Annual Compensation                           Long-Term Compensation
                      ------------------------------------------------------   -------------------------------------

                                                                                                 Common Shares
                                                                 Other           Restricted    Underlying Options
                                                 Annual          Awards         Stock Granted       Granted             All Other
  Name and Position     Year       Salary         Bonus       Compensation       (# Shares)        (# Shares)         Compensation
-------------------- ---------- --------------- ---------- -----------------   ---------------- ------------------ -----------------

Torbjorn B.             2000       $81,667         -0-            -0-               -0-               -0-                 -0-
Lundqvist, Chairman     1999        $-0-           -0-            -0-            10,000,000           -0-                 -0-
and CEO

Dick G. Lindholm,       2000         -0-           -0-            -0-              35,000             -0-                 -0-
Director                1999         -0-           -0-            -0-               -0-               -0-                 -0-

William S. Rhodes,      2000         -0-           -0-            -0-              10,000             -0-                 -0-
Director (2)            1999         -0-           -0-            -0-               -0-               -0-                 -0-

Darle K. Ford,          2000         -0-           -0-            -0-              3,000              -0-                 -0-
Former Director (1)     1999         -0-           -0-            -0-               -0-               -0-                 -0-




      1.       Mr. Ford resigned as Director in July, 2000.
      2.       Shares were issued in the name of his spouse, Lyn Rhodes.


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

     Employment Agreements - On May 31, 2000, AUT entered into an employment agreement with Mr. Lundqvist to employ him as its Chief Executive Officer. The agreement, which has an initial term of two years, provides for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the board of directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The "adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with generally accepted accounting principles by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this employment agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses; (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of January 11, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

                                            Number                Percentage
  Name and Address *                       Of Shares                 Owned
---------------------------              -----------              ----------
Torbjorn B. Lundqvist                     10,000,000                 93.8%
Dick G. Lindholm                              35,000                  0.3%
William S. Rhodes                             10,000                  0.1%
All Directors and Officers                10,045,000                 94.2%
as a group (3 persons)

*  Address is 24040 Camino del Avion, #A303, Monarch Beach, CA  92629


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

     AUT is currently negotiating with its founder and majority stockholder to license the marketing rights for a new invention.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K



(A) The following financial statements are included in Part II, Item 7.


                                                                                                               PAGE
Independent Auditors' Report......................................................................................8

Balance Sheets as of December 31, 2000 and 1999...................................................................9

Statements of Operations for the year ended December 31, 2000 and for the period
   January 8, 1999 (inception) through December 31, 1999.........................................................10

Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2000 and for the period January 8, 1999 (inception) through December 31, 1999..........................................11

Statements of Cash Flows for the year ended December 31, 2000 and for the period
   January 8, 1999 ( inception) through December 31, 1999........................................................12

Notes to Financial Statements ..............................................................................13 - 17



(A3).....List of Exhibits Filed as Part of the Report

Exhibit No.
3.1            Certificate of Incorporation of the Company*
3.2            Bylaws of the Company*
10.1           Employment Agreement

     * Previously filed on December 2, 1999, as exhibit to the Registration Statement on Form 10-SB.

                                   SIGNATURES

     In accordance Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Aviation Upgrade Technologies, Inc.


                                By:  /s/ Torbjorn B. Lunqvist
                                   ---------------------------------------------
                                         Torbjorn B. Lundqvist
                                         Chairman and Chief Executive Officer


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

















                                       -23