Form 10QSB
period 2001-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-05-15
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                      33-0881303
-----------------------------------     ----------------------------------------
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


                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes     X        No
                                                     ------------    -----------

     As of May 10, 2001 the Company had 10,732,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2001......................................3

Condensed Statements of Operations for the three
   month periods ended March 31, 2001 and 2000.................................4

Condensed Statements of Cash Flows for the
  three month periods ended March 31, 2001 and 2000............................5

Notes to Condensed Financial Statements........................................6

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2001


                                     ASSETS
                                    -------

CURRENT ASSETS
   Cash                                                        $        212,643
   Prepaid expenses                                                      10,000
                                                               -----------------

     Total current assets                                               222,643

OTHER ASSETS                                                                  0

     Total assets                                              $        222,643
                                                               =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                            $          8,942
   Due to related party                                                   6,575
                                                               -----------------
     Total current liabilities                                           15,517
                                                               -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,732,000 shares issued and outstanding at
     March 31, 2001                                                      10,732
   Additional paid-in capital                                           688,268
   Accumulated deficit                                                 (491,874)
                                                               -----------------
     Total stockholders' equity                                         207,126
                                                               -----------------
     Total liabilities and stockholders' equity                $        222,643
                                                               =================
















       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                             Three Months        Three Months
                                                 Ended               Ended
                                               March 31,           March 31,
                                                 2001                2000
                                           ----------------    ----------------
REVENUES                                   $              0    $              0

COST OF SALES                                             0                   0
                                           ----------------    -----------------
GROSS PROFIT (LOSS)                                       0                   0

OPERATING EXPENSES
   General and administrative
   ($4,500 of rent per quarter was paid
    to a related party)                             100,768               9,124
                                           ----------------    -----------------
LOSS FROM OPERATIONS                               (100,768)             (9,124)
                                           ----------------    -----------------
OTHER INCOME (EXPENSE)
   Interest expense                                       0              (2,155)
   Interest income                                    1,634                   0
   Other                                                  0                   0
                                           ----------------    -----------------
                                                      1,634              (2,155)
                                           ----------------    -----------------
NET LOSS BEFORE PROVISION FOR TAXES                 (99,134)            (11,279)

PROVISION FOR TAXES                                   1,576                   0
                                           ----------------    -----------------
NET LOSS                                   $       (100,710)   $        (11,279)
                                           =================   =================

BASIC AND DILUTED LOSS PER SHARE           $         (0.01)    $         (0.00)
                                           =================   =================
WEIGHTED AVERAGE SHARES OUTSTANDING              10,694,944          10,000,000
                                           =================   =================













       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                         Three Months       Three Months
                                                             Ended              Ended
                                                           March 31,          March 31,
                                                             2001               2000
                                                      ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $       (100,710)   $       (11,279)
   Adjustments to reconcile net loss to
   net cash used in operating activities
     Changes in operating liabilities
       Accounts payable                                          5,203
       Due to related party                                      1,288             11,279
       Accrued payroll and related expenses                    (50,105)
                                                      ------------------  ----------------
         Net cash used in operating activities                (144,324)                 0
                                                      ------------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                      114,000                  0
                                                      ------------------  ----------------
         Net cash provided by financing activities             114,000                  0
                                                      ------------------  ----------------
NET CHANGE IN CASH                                             (30,324)                 0
                                                      ------------------  ----------------
CASH, beginning of period                                      242,967                  0
                                                      ------------------  ----------------
CASH, end of period                                   $        212,643    $             0
                                                      =================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest           $              0    $         2,155
   Cash paid during the period for taxes              $          1,576    $             0


















       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - MANAGEMENT'S REPRESENTATION

     The financial statements included herein have been prepared by Aviation Upgrade Technologies, Inc. ("AUT"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures and adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The interim results are not necessarily indicative of the results for the full year.


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

     In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers for the purchase of new engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. AUT has retained a prominent antitrust law firm on a contingency basis and on June 30, 2000, AUT filed a lawsuit against these companies, including the aircraft manufacturer.

     In its efforts to continue business development, AUT evaluated several businesses for purchase during the latter half of 1999 and throughout 2000, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft, none of which came to fruition.

     In April 2001, AUT signed a licensing agreement with its founder and majority shareholder for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, AUT will also issue 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Equipment - During the three months ended March 31, 2001, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

     Common Stock Issued for Services Rendered - AUT periodically issued common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. For the quarter ended March 31, 2001, AUT issued 1,500 shares of common stock in connection with sales of stock.

     Basic and Diluted Loss Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same, as the effect of warrants on loss per share are antidilutive and thus not included in the diluted loss per share calculation.

     Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered. At March 31, 2001 and 2000, the Company's only deferred tax item was capitalized start-up costs. Due to the lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.

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

     Rent expense was $4,500 and $4,500 for the quarters ended March 31, 2001 and 2000, respectively.

NOTE 4 - WARRANTS

     For quarter ended March 31, 2000, the Company had not issued any warrants in connection with the sale of its common stock to investors. For the quarter ended March 31, 2001, for each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants expire three years from the date of issuance.

         The following represents a summary of the warrants outstanding:

                                                            March 31, 2001                     March 31, 2000
                                                       ---------------------------       -----------------------------
                                                                         Wtd Avg                           Wtd Avg
                                                       Shares           Ex Price          Shares          Ex Price
                                                      -------------  -------------       ------------  --------------
         Outstanding, beginning of period                 456,000    $        0.10            20,000   $         0.10

         Granted                                           71,000             0.10                 0                0
         Expired/forfeited                                      0                0                 0                0
                                                      -------------  -------------       ------------  --------------
         Outstanding, end of period                       527,000    $        0.10            20,000   $         0.10
                                                      ============   =============       ============  ==============
         Weighted average fair value of warrants granted             $        0.10                     $         0.10
                                                                    ==============                     ==============
         The outstanding warrants at March 31, 2001 and 2000 are all held by stockholders.


NOTE 5 - STOCKHOLDERS' EQUITY

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

     In 2000, AUT commenced a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock in the United States and a Regulation S offering of common stock overseas. During the quarter ended March 31, 2001 as part of the Regulation S offering, the Company issued 71,000 shares of common stock for aggregate cash consideration of $71,000. The Company also received payment of $43,000 for 43,000 shares of subscribed stock receivable.

NOTE 6 - LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                 Three Months        Three Months
                                                                     Ended               Ended
                                                                   March 31,           March 31,
                                                                     2001                2000
                                                               -----------------   -----------------
         Numerator for basic and diluted loss per share
           Net loss                                            $       (100,710)   $        (11,279)
                                                               =================   =================
         Denominator for basic and diluted loss per share
           Weighted average shares                                   10,694,944          10,000,000
                                                               =================   =================
         Basic and diluted loss per share
           Net loss                                            $         (0.01)    $         (0.00)
                                                               =================   =================


NOTE 7 - RELATED PARTY TRANSACTIONS

     Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT are reflected in due to related party and amount to $6,575 and $65,788 as of March 31, 2001 and 2000, respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General -Aviation Upgrade Technologies, Inc. ("AUT") is a start-up company and to date has had no revenue from operations. Our primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we have continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals were economically feasible for us. In 2000, we filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development, however; a positive outcome could provide a cash infusion for us.

     In April 2001, we signed a licensing agreement with Torbjorn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, we will also issue 50,000 shares of common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product. The licensing agreement is attached hereto as Exhibit.

     Liquidity and Capital Resources - For the three months ended March 31, 2001, we generated no revenues and $71,000 of working capital from the sale of securities. The cash on hand as of March 31, 2001 was $212,643, up from zero at March 31, 2000. Total current liabilities were $15,517 as of March 31, 2001, a decrease over the prior year of $65,788, due to payments to vendors from cash received from the sale of common stock. As of March 31, 2001, we had an accumulated deficit of $491,874. We have commenced a Rule 506 private placement for the sale of our common stock at $1.00 per share to residents of the United States and a Regulation S private placement for the sale of our common stock at $1.00 per share to non-residents of the United States. As of May 10, 2001, $40,000 has been received in the Rule 506 offering and $467,000 has been received in the Regulation S offering. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month.

     Results of Operations-Three Months Ended March 31, 2001 Compared to the Period Ended March 31, 2000 - During the three months ended March 31, 2001 and the period ended March 31, 2000, we generated no revenues. Total operating expenses for the three months ended March 31, 2001 were $102,344, compared to total operating expenses for the period ended March 31, 2000 of $9,124. The increase resulted primarily from payroll costs, accounting and auditing expenses related to bringing us into compliance with SEC reporting requirements. In addition, there were legal expense reimbursements paid during the quarter ended March 31, 2001 that were not incurred during the same period in the prior year. In the three months ended March 31, 2001, our net loss was $100,710, compared to a loss of $11,279 for the prior year period.

     Total liabilities have decreased $50,271 from $65,788 at March 31, 2000 to $15,517 at March 31, 2001 resulting from payments to vendors from working capital raised.

     Plan of Operation For Next 12 Months - On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss. We believe our claims have merit and intend to vigorously prosecute our claims against the defendants.

     The outcome of the Boeing litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. We do not expect to incur significant legal fees in connection with the Boeing litigation because we retained our legal counsel on a contingency basis. However, we do anticipate that we will incur significant costs in connection with the litigation. Moreover, the Boeing litigation has diverted, and is expected to continue to divert, the efforts and attention of our key management and technical personnel. As a result, our pursuit of the Boeing litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing litigation be adverse to us, we may be required to pay the defendants' costs, and we may be unable to carry out our business plan. If we are required to pay significant costs, or are unable to carry out our business plan, our business will be harmed.

     With respect to the electronic tire valve cap, our intention is to continue product development activities. We believe that our primary target market will consist of automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. We hope that someday the valve cap technology will become standard equipment on all new vehicles sold in the United States and all over the industrialized world. If mass-produced, the cost of this product is expected to be less than $1.00 each, which we believe will allow for a significant profit margin for each product sold.

     Competition for the electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market. Our review and testing of this product has indicated to us that it is unreliable and inefficient due to its mechanical nature. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our tire valve cap, and therefore, not considered direct competition.

     We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic valve cap. In connection with the licensing agreement, we will pay $6,410.34 to Torbjorn B. Lundqvist, our chief executive officer and director, as reimbursement for research and development costs previously incurred in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. Pursuant to the licensing agreement, our obligation to pay such development costs shall not exceed $50,000.

     Although we do not anticipate any significant changes in the number of our employees, we may not be able to retain our present employees if additional financing is not obtained. The loss of key employees could have a material adverse effect upon our operations.

     Forward Looking Statements - This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by us involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of AUT to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, international, national and local general economic and market conditions; the ability of us to sustain, manage or forecast our growth; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain talented personnel; the ability to protect technology; and other factors referenced in this 10-QSB. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

     On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

     The outcome of the Boeing litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. We do not expect to incur significant legal fees in connection with the Boeing litigation because we retained our legal counsel on a contingency basis. However, we do anticipate that we will incur significant costs in connection with the litigation. Moreover, the Boeing litigation has diverted, and is expected to continue to divert, the efforts and attention of our key management and technical personnel. As a result, our pursuit of the Boeing litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing litigation be adverse to us, we may be required to pay the defendants' costs, and we may be unable to carry out our business plan. If we are required to pay significant costs, or are unable to carry out our business plan, our business will be harmed.


Item 2.  Changes in Securities.
         ----------------------

     In 2000, we commenced a Regulation D, Rule 506 Offering ("Rule 506 Offering") of our common stock in the United States and a Regulation S offering of common stock overseas. During the quarter ended March 31, 2001 as part of the Regulation S offering, we issued 71,000 shares of common stock for aggregate cash consideration of $71,000. We also received payment of $43,000 for 43,000 shares of subscribed stock receivable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

                  None.

Item 5.  Other Information.
         ------------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

10.1     Licensing Agreement Between AUT and Torbjorn Lundqvist

                                                               SIGNATURE


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  May 10, 2001              By:  /s/ Torbjorn B. Lundqvist
                                     ------------------------------------------
                                           TORBJORN B. LUNDQVIST,
                                           Chief Executive Officer