Form 10KSB/A
period 2000-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-07-30
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB, Amendment # 1

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


Item 7.  Financial Statements
Independent Auditors'
Report..........................................................................
 ............8

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

NOTE 4 - WARRANTS


         During 2000 and 1999, the Company issued 436,000 and 20,000 warrants in connection with the sale of its common stock to investors, respectively. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at the option of the warrant holder and expire three years from the date of issuance. All warrants were issued in connection with the sale of stock and therefore no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of December 31, 2000 and 1999:

                                                          2000
            1999
                                             -------------------------------
-------------------------------
                                                                  Wtd Avg
                    Wtd Avg
                                                Shares            Ex Price
   Shares           Ex Price

   Outstanding, beginning of period                 20,000     $        0.10
           0     $           0

   Granted                                         436,000              0.10
      20,000              0.10
   Expired/forfeited                                     0                 0
           0                 0
                                             -------------     -------------
-------------     -------------

   Outstanding, end of period                      456,000     $        0.10
$      20,000     $        0.10
                                             =============     =============
=============     =============

   Weighted average fair value of warrants granted             $        0.10
                                                               =============



         The outstanding warrants at December 31, 2000 and 1999 are all held by stockholders, five thousand of which were issued to a former officer and director in connection with his purchase of stock.

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


NOTE 8 - RELATED PARTY TRANSACTIONS


         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT are reflected in the statement of operations. Unpaid advances are reflected in due to related party and amount to $5,287 and $54,509 as of December 31, 2000 and 1999, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


     On June 15, 2000, AUT decided that Barry L. Friedman, Certified Public Accountant would no longer be retained as the Company's independent accountant for the fiscal years ended December 31, 2000 and 1999. Accordingly, the client-independent accountant relationship was terminated as of that date. The decision to change accountants was recommended and approved by our entire
Board of Directors. Mr. Friedman's report on our financial statements for the period from inception to July 31, 1999 did not contain any adverse opinion or a disclaimer of opinion, or was not qualified, but contained an explanatory paragraph as to our ability to continue as a going concern. For the period from inception to July 31, 1999, there were no disagreements with Mr. Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. We are unable to include correspondence from Mr. Friedman specifying that our disclosures regarding the change in accountants are true and correct because Mr. Friedman passed away in January 2001.

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



                              PAGE
Independent Auditors'
Report..........................................................................
 ............8

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


       Signatures                        Title                         Date
----------------------------   ------------------------------   ----------------
/s/    Torbjorn B. Lundqvist   Chairman and Chief Executive       July 26, 2001
Torbjorn B. Lundqvist          Officer (principal executive
                               officer)

/s/    Dick G. Lindholm        Vice President, Director           July 26, 2001
Dick G. Lindholm

/s/    William S. Rhodes       President, Director                July 26, 2001
William S. Rhodes