Form 10QSB
period 2001-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-07-30
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
                       -----------------------------------

        (Exact name of small business issuer as specified in its charter)

         Nevada                                               33-0881303

(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

           24040 Camino del Avion, #A303, Monarch Beach, CA 92629 USA

                    (Address of principal executive offices)

                                 (949) 499-6665
                           (Issuer's telephone number)


             Not Applicable (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes     X        No
                                                 ----------      ----------

         As of July 26, 2001 the Company had 10,783,000 shares of its $.001 par value common stock issued and outstanding (including 51,000 shares for which certificates were not yet issued).

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2001.......................................3

Condensed Statements of Operations for the six month and
   three month periods ended June 30, 2001 and 2000............................4

Condensed Statements of Cash Flows for the six month
  period ended June 30, 2001 and 2000..........................................5

Notes to Condensed Financial Statements........................................6

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                                 $        130,517
   Prepaid expenses                                                                               10,000
                                                                                        ----------------

     Total current assets                                                                        140,517

OTHER ASSETS                                                                                           0
                                                                                        ----------------

     Total assets                                                                       $        140,517
                                                                                        ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                     $         10,211
   Due to related party                                                                            5,678
                                                                                        ----------------

     Total current liabilities                                                                    15,889
                                                                                        ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,783,000 shares issued and outstanding at
     June 30, 2001 (including 51,000 shares for which certificates are not yet issued)            10,783
   Additional paid-in capital                                                                    727,104
   Accumulated deficit                                                                          (613,259)
                                                                                        ----------------

     Total stockholders' equity                                                                  124,628
                                                                                        ----------------

     Total liabilities and stockholders' equity                                         $        140,517
                                                                                        ================

















       See the accompanying notes to these condensed financial statements
                                      - 3 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                       Three Months Ended                    Six Months Ended
                                               ----------------------------------   ---------------------------------
                                                   June 30,          June 30,           June 30,          June 30,
                                                     2001              2000               2001              2000
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                          0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative ($4,500 of
     rent per quarter was paid to a related
     party)                                            122,847             8,834            225,191            17,958
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                  (122,847)           (8,834)          (225,191)          (17,958)
                                               ---------------   ---------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
   Interest income                                       1,462                 0              3,096                 0
   Interest expense                                          0            (2,156)                 0            (4,310)
                                               ---------------   ---------------    ---------------   ---------------

                                                         1,462            (2,156)             3,096            (4,310)
                                               ---------------   ---------------    ---------------   ---------------

NET LOSS                                       $      (121,385)  $       (10,990)   $      (222,095)  $       (22,268)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.01)  $         (0.00)   $         (0.02)  $         (0.00)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    10,732,000        10,000,000         10,713,575        10,000,000
                                               ===============   ===============    ===============   ===============












       See the accompanying notes to these condensed financial statements
                                      - 4 -

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                            Six Months
                                                                                              Ended
                                                                                -------------------------------------
                                                                                      June 30,           June 30,
                                                                                        2001               2000
                                                                                ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (222,095)   $        (22,268)
   Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                      51,000
     Changes in operating liabilities
       Accounts payable                                                                     6,472                   0
       Due to related party                                                                   391               3,278
       Accrued payroll and related expenses                                               (50,105)                  0
                                                                                ------------------  -----------------

         Net cash used in operating activities                                           (214,337)            (18,990)
                                                                                ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                 114,000               5,000
   Stock offering costs                                                                   (12,113)                  0
   Borrowings under loan payable                                                                0              14,000
                                                                                -----------------  ------------------

         Net cash provided by financing activities                                        101,887              19,000
                                                                                -----------------  ------------------

NET CHANGE IN CASH                                                                       (112,450)                 10

CASH, beginning of period                                                                 242,967                   0
                                                                                -----------------  ------------------

CASH, end of period                                                              $        130,517   $             10
                                                                                =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $              0   $          4,310
   Cash paid during the period for taxes                                         $          2,455   $              0
















       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

         In April 2001, AUT signed a licensing agreement with its founder and majority shareholder for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and calls for the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

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

         Equipment - During the six months ended June 30, 2001, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. For the quarter ended June 30, 2001, AUT recorded the issuance of 51,000 shares of common stock for design services pursuant to a licensing agreement (the stock certificates for these shares were not issued as of quarter end). We valued the shares at $1.00 per share pursuant to the recent private placement price and recorded research and development expense of $51,000 for the quarter ended June 30, 2001.

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

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered. At June 30, 2001 and 2000, the Company's only deferred tax item was capitalized start-up costs. Due to the lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.

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

         Rent expense was $4,500 and $9,000 for the quarter ended June 30, 2001 and the six months ended June 30, 2001. Rent expense was $4,500 and $9,000 for the quarter ended June 30, 2000 and the six months ended June 30, 2000.




                                     - 7 --

NOTE 4 - WARRANTS

         For quarter ended June 30, 2001, the Company had not issued any warrants in connection with the sale of its common stock to investors. For the quarter ended June 30, 2000, for each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at any time at the option of the warrant holder and expire three years from the date of issuance. All outstanding warrants were issued in connection with the sale of stock and, therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding:

                                                             June 30, 2001                      June 30, 2000
                                                   -------------------------------    -------------------------------
                                                                         Wtd Avg                           Wtd Avg
                                                       Shares           Ex Price          Shares          Ex Price

         Outstanding, beginning of period                 527,000    $        0.10            20,000   $         0.10

         Granted                                                0                0             5,000             0.10
         Expired/forfeited                                      0                0                 0                0
                                                   --------------    -------------    --------------   --------------

         Outstanding, end of period                       527,000    $        0.10            25,000   $         0.10
                                                   ==============    =============    ==============   ==============

         Weighted average fair value of warrants granted             $        0.10                     $         0.10
                                                                     =============                     ==============


         The outstanding warrants at June 30, 2001 and 2000 were all held by stockholders, and no warrants were held by officers or directors.

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

         In 2000, AUT commenced a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock in the United States and a Regulation S offering of common stock overseas. No common stock was issued as part of this offering during the quarter ended June 30, 2001.

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement) with the SEC for a secondary public offering of 1,000,000 shares of commons stock at $2.50 per share. Offering costs consisting of legal expenses and filing fees incurred during the quarter ended June 30, 2001 in connection with the Registration Statement were $12,113.

NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


                                                                                   Six Months
                                                                                      Ended
                                                                       -------------------------------------
                                                                           June 30,            June 30,
                                                                             2001                2000
                                                                       ----------------    -----------------
         Numerator for basic and diluted loss per share
           Net loss                                                    $       (222,095)   $        (22,268)
                                                                       =================   =================

         Denominator for basic and diluted loss per share
           Weighted average shares                                           10,713,575          10,000,000
                                                                       =================   =================

         Basic and diluted loss per share
           Net loss                                                    $          (0.02)   $         (0.00)
                                                                       =================   =================


NOTE 7 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and amounts to $5,678 as of June 30, 2001.

          In accordance with its valve cap licensing agreement, the Company reimbursed its founder and chief executive $7,975 for research and development costs incurred by him. This amount was charged to research and development for the quarter ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General -Aviation Upgrade Technologies, Inc. ("AUT") is a start-up company and to date has had no revenue from operations. Our primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we have continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals were economically feasible for us. In 2000, we filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development. However, a positive outcome of the lawsuit could result in a cash infusion for us.

         In April 2001, AUT signed a licensing agreement with Torbjorn B. Lundqvist , our chief executive officer, one of our directors and our majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and calls for the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by Mr. Lundqvist and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, the agreement provides for the issuance of 50,000 shares of our common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

    Liquidity and Capital Resources - We raised no funds from the sale of common stock for the three months ended June 30, 2001 as compared to $5,000 raised from the sale of common stock for the three months ended June 30, 2000. The cash on hand as of June 30, 2001 was $130,517, up from $10 at June 30, 2000. Total current liabilities were $15,889 as of June 30, 2001, a decrease over the prior year of $55,899, due to payments to vendors from cash received from the sale of common stock. As of June 30, 2001, we had an accumulated deficit of $613,259. In January 2001, we closed a Rule 506 private placement for the sale of our common stock at $1.00 per share to residents of the United States and a Regulation S private placement for the sale of our common stock at $1.00 per share to non-residents of the United States. Total proceeds received from these offerings were $40,000 in the Rule 506 offering and $467,000 in the Regulation S offering. In May 2001, we filed a Registration Statement on Form SB-2 and we anticipate that we will subsequent amendments with the SEC for a public offering of 250,000 shares of commons stock at $8.75 per share.
Offering costs consisting of legal expenses and filing fees incurred during the quarter ended June 30, 2001 in connection with the Registration Statement were $12,113. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month, therefore, as of June 30, 2001 the Company is only able to satisfy its cash requirements for the next four months unless additional funds are raised.

        Results of Operations - Three Months Ended June 30, 2001 Compared to the Period Ended June 30, 2000 - During the three months ended June 30, 2001 and 2000, we generated no revenues. Total operating expenses for the three months ended June 30, 2001 were $122,847, compared to total operating expenses for the period ended June 30, 2000 of $8,834. The increase of $114,013 is a result of several factors. Payroll costs of $35,000 were incurred in the quarter ended June 30, 2001 but were not incurred during the same period of the prior year, as our chief executive officer did not begin drawing a salary until December 2000. Accounting, auditing and legal expenses in connection with bringing us into compliance with our reporting requirements amounting to $12,344 also were incurred in the quarter ended June 30, 2001 and not in the prior year. An additional amount of $51,000 was incurred in the quarter ended June 30, 2001 for the issuance of stock for design services related to the development of the tire valve cap. In the three months ended June 30, 2001, our net loss was $121,385, compared to a loss of $10,990 for the prior year period.

   Results of Operations - Six Months Ended June 30, 2001 Compared to the Period Ended June 30, 2000 - During the six months ended June 30, 2001 and 2000, we generated no revenues. Total operating expenses for the six months ended June 30, 2001 were $225,191, compared to total operating expenses for the period ended June 30, 2000 of $17,958. The increase of $207,233 is a result of several factors. Payroll costs of $70,000 were incurred in the quarter ended June 30, 2001 but were not incurred during the same period of the prior year as our chief executive officer did not begin drawing a salary until December 2000. Accounting, auditing and legal expenses in connection with bringing us into compliance with our reporting requirements amounting to $65,942 also were incurred in the quarter ended June 30, 2001 and not in the prior year. An additional amount of $51,000 was incurred in the six months ended June 30, 2001 for the issuance of stock for design services related to the development of the tire valve cap. In the six months ended June 30, 2001, our net loss was $222,095, compared to a loss of $22,268 for the prior year period.

         Total liabilities have decreased $55,899 from $71,788 at June 30, 2000 to $15,889 at June 30, 2001 resulting from payments to vendors from working capital raised.

         Plan of Operation For Next 12 Months - On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss in its entirety. The case is now in active discovery. A discovery cut-off date of December 14, 2001 has been established and a trial date of May 21, 2002 has been set. While these dates are subject to possible change, it is likely that the trial phase of the case will be concluded by the end of 2002. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

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

         With respect to the electronic tire valve cap, our intention is to continue product development activities. We believe that our primary target market will consist of automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. We hope that the valve cap technology will become standard equipment on all new vehicles sold in the United States and all over the industrialized world. If mass-produced, the cost of this product is expected to be less than $1.00 each, which we believe will allow for a significant profit margin for each product sold.

         Competition for the electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market. As a result of our review and testing of this product, we believe that it is unreliable and inefficient due to its mechanical nature. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our tire valve cap, and therefore, not considered direct competition.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we have paid $7,975 to our chief executive officer, and other vendors, as reimbursement and payment for research and development costs incurred in developing the electronic valve cap. During the license period and any renewal periods, we will continue to pay fees, expenses and costs related to product development and any application fees for patents and trademarks. Pursuant to the licensing agreement, our obligation to pay such development costs shall not exceed $50,000.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss in its entirety. The case is now in active discovery. A discovery cut-off date of December 14, 2001 has been established and a trial date of May 21, 2002 has been set. While these dates are subject to possible change, it is likely that the trial phase of the case will be concluded by the end of 2002. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

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


Item 2.  Changes in Securities.
         ---------------------

         Pursuant to the licensing agreement for the tire valve cap, we are obligated to issue 51,000 shares of common stock for design services. Although we have not issued certificates for these shares, the services have been performed, therefore, we have recorded them at $1.00 per share in research and development expense.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  None.

Item 5.  Other Information.
         -----------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                  None.






                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  July 26, 2001            By:   /s/ TORBJORN B. LUNDQVIST
                                     -------------------------------------------
                                        TORBJORN B. LUNDQVIST,
                                        Chief Executive Officer