Form 10QSB
period 2001-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2001-11-13
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from            to
                                                    ------------  -------------

Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                    33-0881303
-------------------------------------------   ---------------------------------
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)

           24040 Camino del Avion, #A303, Monarch Beach, CA 92629 USA
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 499-6665
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         As of November 6, 2001 the Company had 10,783,000 shares of its $.001 par value common stock issued and outstanding (including 51,000 shares for which certificates were not yet issued).

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2001.................................3

Condensed Statements of Operations for the nine month and
   three month periods ended September 30, 2001 and 2000......................4

Condensed Statements of Cash Flows for the nine month period ended September 30, 2001 and 2000..........................................5

Notes to Condensed Financial Statements.......................................6

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               SEPTEMBER 30, 2001


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                        $         51,701
   Prepaid expenses                                                      11,945
                                                               ----------------

     Total current assets                                                63,646

OTHER ASSETS                                                                  0
                                                               ----------------

     Total assets                                              $         63,646
                                                               ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                            $         10,615
   Due to related party                                                   5,708
                                                               ----------------

     Total current liabilities                                           16,323
                                                               ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,783,000 shares issued and outstanding at
     September 30, 2001 (including 51,000 shares for which
   certificates are not yet issued)                                     10,783
   Additional paid-in capital                                          711,056
   Accumulated deficit                                                (674,516)
                                                               ----------------

     Total stockholders' equity                                          47,323
                                                               ----------------

     Total liabilities and stockholders' equity                $         63,646
                                                               ================

















       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                     2001              2000               2001              2000
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                          0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative ($4,500 of
     rent per quarter was paid to a related
     party)                                             61,885            21,840            287,076            39,798
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                   (61,885)          (21,840)          (287,076)          (39,798)
                                               ---------------   ---------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
   Interest income                                         628                 0              3,724                 0
   Interest expense                                          0            (2,225)                 0            (6,535)
                                               ---------------   ---------------    ---------------   ---------------

                                                           628            (2,225)             3,724            (6,535)
                                               ---------------   ---------------    ---------------   ---------------

NET LOSS                                       $       (61,257)  $       (24,065)   $      (283,352)  $       (46,333)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.01)  $         (0.00)   $         (0.03)  $         (0.00)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    10,783,000        10,000,000         10,736,971        10,000,000
                                               ===============   ===============    ===============   ===============

















       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                 ------------------------------------
                                                                                        2001               2000
                                                                                 ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (283,352)   $        (46,333)
   Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                      51,000                   0
                                                                                                     ----------------
     Changes in operating assets and liabilities
       Bank overdraft                                                                           0                 971
       Prepaid expenses                                                                    (1,945)                  0
       Accounts payable                                                                     6,876               1,975
       Due to related party                                                                   421              (5,613)
       Accrued payroll and related expenses                                               (50,105)                  0
                                                                                 ----------------    ----------------

         Net cash used in operating activities                                           (277,105)            (49,000)
                                                                                 ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                 114,000              35,000
   Stock offering costs                                                                   (28,161)                  0
   Borrowings under loan payable                                                                0              14,000
                                                                                 ----------------    ----------------

         Net cash provided by financing activities                                         85,839              49,000
                                                                                 ----------------    ----------------

NET CHANGE IN CASH                                                                       (191,266)                  0

CASH, beginning of period                                                                 242,967                   0
                                                                                 ----------------    ----------------

CASH, end of period                                                              $         51,701    $              0
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $              0    $          6,535
   Cash paid during the period for taxes                                         $          2,455    $              0











       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Aviation Upgrade Technologies, Inc. ("AUT" or the "Company") is a Nevada corporation, organized on January 8, 1999. The Company was originally formed to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead.

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

         In April 2001, AUT acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Equipment - During the nine months ended September 30, 2001, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. For the nine months and the three months ended September 30, 2001, AUT issued 51,000 and zero stock for services, respectively.

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

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered. At September 30, 2001 and 2000, the Company's only deferred tax item was capitalized start-up costs. Due to the lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.

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

         Rent expense was $13,500 and $13,500 for the nine months ended September 30, 2001 and 2000, respectively and $4,500 and $4,500 for the quarters ended September 30, 2001 and 2000, respectively.

NOTE 4 - WARRANTS

         For the quarter ended September 30, 2001, the Company has not issued any warrants. For the quarter ended September 30, 2000, for each share of stock sold at $1.00, of which there were 30,000, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at any time at the option of the warrant holder and expire three years from the date of issuance. All outstanding warrants were issued in connection with the sale of stock and, therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding:

                                                                              September 30,
                                                                 2001                               2000
                                                   -------------------------------    -------------------------------
                                                                         Wtd Avg                           Wtd Avg
                                                       Shares           Ex Price          Shares          Ex Price
                                                   --------------    -------------    --------------   --------------
         Outstanding, beginning of period                 527,000    $        0.10            25,000   $         0.10

         Granted                                                0                0            30,000             0.10
         Expired/forfeited                                      0                0                 0                0
                                                   --------------    -------------    --------------   --------------

         Outstanding, end of period                       527,000    $        0.10            55,000   $         0.10
                                                   ==============    =============    ==============   ==============

         Weighted average fair value of warrants granted             $        0.10                     $         0.10
                                                                     =============                     ==============

         The outstanding warrants at September 30, 2001 and 2000 were all held by stockholders, and no warrants were held by officers or directors.

NOTE 5 - STOCKHOLDERS' EQUITY

         Holders of the common stock do not have preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available, therefore, when, as and if declared by the Board of Directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. The Board of Directors is authorized to issue additional shares of common stock on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

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

         All the Company's common stock is held by insiders and persons who acquired shares in private offerings. These are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date and there is no assurance that the Company will ever be able to pay dividends in the future.

         In 2000, AUT commenced a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock in the United States and a Regulation S offering of common stock overseas. This private placement offering was closed in January 2001 and no common stock was issued as part of this offering during the quarter ended September 30, 2001.

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement) with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. In June 2001, July 2001 and September 2001, AUT filed Amendments 1, 2 and 3, respectively, to the Form SB-2 Registration Statement. Offering costs consisting of legal expenses and filing fees incurred during the quarter ended September 30, 2001 in connection with the Amendments to the Registration Statement were $28,161.

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration. The new rule requires that, by 2003, all vehicles sold in the United States have a low tire pressure warning system. In addition to $5,000 in consulting fees paid under the agreement, 10,000 shares of common stock are to be issued contingent upon the tire valve cap qualifying for the new rule.


NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                      ------------------------------------   ------------------------------------
                                                            2001               2000                2001               2000
                                                      -----------------   ----------------   -----------------   ----------------
Numerator for basic and diluted loss per share
   Net loss                                           $         (61,257)  $        (24,065)  $        (283,352)  $        (46,333)
                                                      =================   ================   =================   ================

Denominator for basic and diluted loss per share
   Weighted average shares                                   10,783,000         10,000,000          10,736,971         10,000,000
                                                      =================   ================   =================   ================

Basic and diluted loss per share
   Net loss                                           $           (0.01)  $          (0.00)  $           (0.03)  $          (0.00)
                                                      =================   ================   =================   ================


NOTE 7 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and amounts to $5,708 as of September 30, 2001.

            In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company recorded $4,789 during the quarter ended September 30, 2001 for research and development costs incurred in connection with the development of the tire valve cap.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General -Aviation Upgrade Technologies, Inc. ("AUT") is a start-up company and to date has had no revenue from operations. Our primary activities in 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals were economically feasible for us. In addition, in 2000, we filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development. However, a positive outcome of the lawsuit could result in a cash infusion for us.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by Mr. Lundqvist and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of our common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

         Liquidity and Capital Resources - For the three months ended September 30, 2001, we generated no revenues and no working capital from the sale of securities. The cash on hand as of September 30, 2001 was $51,701, up from zero at September 30, 2000. Total current liabilities were $16,323 as of September 30, 2001, a decrease over the prior year of $48,548, due to payments to vendors and payoff of a loan in the prior year from cash received from the sale of common stock. As of September 30, 2001, we had an accumulated deficit of $674,516. In January 2001, we closed a Rule 506 private placement for the sale of our common stock at $1.00 per share to residents of the United States and a Regulation S private placement for the sale of our common stock at $1.00 per share to non-residents of the United States. Total proceeds received from these offerings were $40,000 in the Rule 506 offering and $467,000 in the Regulation S offering. In May 2001, we filed a Registration Statement on Form SB-2, in June 2001, we filed Amendment 1, in July 2001, we filed Amendment 2 and in September 2001, we filed Amendment 3, with the SEC for a public offering of 250,000 shares of commons stock at $8.75 per share. Offering costs consisting of legal expenses and filing fees incurred during the quarter ended September 30, 2001 in connection with the Registration Statement were $28,161. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month, therefore, as of September 30, 2001 the Company is only able to satisfy its cash requirements for the next one-and-a-half months unless additional funds are raised.

         Results of Operations - Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000 - During the three months ended September 30, 2001 and 2000, we generated no revenues. We raised no funds from the sale of common stock for the three months ended September 30, 2001 as compared to $30,000 raised from the sale of common stock for the three months ended September 30, 2000. Total operating expenses for the three months ended September 30, 2001 were $61,885, compared to total operating expenses for the period ended September 30, 2000 of $21,840. The increase of $40,045 is a result of several factors. Payroll costs of $35,000 were incurred in the quarter ended September 30, 2001 but were not incurred during the same period of the prior year, as our chief executive officer did not begin drawing a salary until December 2000. Research and development costs of $4,800 for the tire valve cap were incurred in the quarter ended September 30, 2001 but not during the same period of the prior year. In the three months ended September 30, 2001, our net loss was $61,257, compared to a loss of $24,065 for the prior year period.

         Results of Operations - Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000 - During the nine months ended September 30, 2001 and 2000, we generated no revenues. We raised $114,000 from the sale of common stock for the nine months ended September 30, 2001 as compared to $35,000 raised from the sale of common stock for the nine months ended September 30, 2000. Total operating expenses for the nine months ended September 30, 2001 were $287,076, compared to total operating expenses for the period ended September 30, 2000 of $39,798. The increase of $247,278 is a result of several factors. Payroll costs of $105,000 were incurred in the nine months ended September 30, 2001 but were not incurred during the same period of the prior year as our chief executive officer did not begin drawing a salary until December 2000. Accounting, auditing and legal expenses in connection with bringing us into compliance with our reporting requirements were approximately $57,000 higher in the nine months ended September 30, 2001 than in the prior year. Research and development costs of $64,000 for the tire valve cap were incurred in the nine months ended September 30, 2001 but not during the same period of the prior year. In the nine months ended September 30, 2001, our net loss was $283,352, compared to a loss of $46,333 for the prior year period.

         Total liabilities have decreased $48,548 from $64,871 at September 30, 2000 to $16,323 at September 30, 2001 resulting from payments to vendors and the payoff of a loan from working capital raised.

         Plan of Operation For Next 12 Months - On June 30, 2000, we filed a $2.5 billion lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss in its entirety. The case is now in active discovery. A discovery cut-off date of December 14, 2001 has been established and a trial date of May 21, 2002 has been set. While these dates are subject to possible change, it is likely that the trial phase of the case will be concluded by the end of 2002. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

         The outcome of the Boeing litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. We do not expect to incur significant legal fees in connection with the Boeing litigation because we retained our legal counsel on a contingency basis. However, we do anticipate that we will incur significant costs in connection with the litigation. Moreover, the Boeing litigation has diverted, and is expected to continue to divert, the efforts and attention of our key management and technical personnel. As a result, our pursuit and potential defense of the Boeing litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing litigation be adverse to us, we may be required to pay the defendants' costs, and we may be unable to carry out our business plan. If we are required to pay significant costs, or are unable to carry out our business plan, our business will be harmed.

         With respect to the electronic tire valve cap, our intention is to continue product development activities. We believe that our primary target market will consist of automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, the Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires. If mass-produced, the cost of this product is expected to be less than $1.00 each, which we believe will allow for a significant profit margin for each product sold.

         Competition for the electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market, which is sold by several companies under different brand names. Our review and testing of this product has indicated to us that it is unreliable and inefficient due to its mechanical nature. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our tire valve cap, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the quality of our products and price.

         Our plan of operation is materially dependent on the outcome f the Boeing litigation and our ability to generate revenues from the electronic tire valve cap. We have acquired the marketing rights to the electronic tire valve cap. We believe that sales of the valve cap could potentially generate significant revenues. However, we do not anticipate that we will be able to generate significant revenues in the next twelve months. We can make no prediction as to when, if ever, we will be able to conduct our operations on a profitable basis.

         We may need to raise additional capital to market, promote and sell the electronic tire valve cap. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors have significant equity interest in us. We believe that our officers and directors will continue to pay our expenses as long as they maintain a significant equity interest in us.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we paid $12,763 to our chief executive officer, and other vendors, as reimbursement and payment for research and development costs incurred in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. Our obligation to pay such development costs shall not exceed $50,000. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap".

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

On June 30, 2000, we filed a $2.5 billion lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss in its entirety. The case is now in active discovery. A discovery cut-off date of December 14, 2001 has been established and a trial date of May 21, 2002 has been set. While these dates are subject to possible change, it is likely that the trial phase of the case will be concluded by the end of 2002. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

The outcome of the Boeing litigation is uncertain. Antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. We do not expect to incur significant legal fees in connection with the Boeing litigation because we retained our legal counsel on a contingency basis. However, we do anticipate that we will incur significant costs in connection with the litigation. Moreover, the Boeing litigation has diverted, and is expected to continue to divert, the efforts and attention of our key management and technical personnel. As a result, our pursuit and potential defense of the Boeing litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the Boeing litigation be adverse to us, we may be required to pay the defendants' costs, and we may be unable to carry out our business plan. If we are required to pay significant costs, or are unable to carry out our business plan, our business will be harmed.


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

                                            AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  November 6, 2001                  By: /s/ TORBJORN B. LUNDQVIST,
                                             -----------------------------------
                                                  TORBJORN B. LUNDQVIST,
                                                  Chief Executive Officer