Form 10KSB
period 2001-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2002-03-01
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to                  .
                                     --------------------    -----------------

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

            6550 South Pecos Road, Suite 142, Las Vegas, NV 89120 USA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 450-0003
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                              Yes    X               No
                                 ----------            --------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2001 was $0.

The market value of the voting stock held by non-affiliates of the issuer as of February 26, 2002 was approximately $0.

The number of shares of the common stock outstanding as of February 26, 2002 was 10,783,000.

Documents incorporated by reference:   None.

PART 1

         Aviation Upgrade Technologies, Inc., a Nevada corporation ("Company," "we," or "AUT"), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, our Registration Statement on Form 10-SB was declared effective and we became a reporting company pursuant to the Securities Exchange Act of 1934. We did not file any periodic reports or other information with the Securities and Exchange Commission until March 2001, at which time, we filed all delinquent annual and quarterly reports for the year ended December 31, 2000 concurrently. We have filed all quarterly reports for the year ended December 31, 2001 on a timely basis.

Item 1.  Description of Business

         Business Development. We were incorporated in Nevada on January 8, 1999. We have had no revenue from operations since inception and no current customers. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of our business.

         We were originally formed to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead.

         When we were initially formed, we anticipated that we would receive financing of $12.3 million from the sale of stock, contributions by third party suppliers and the use of two initial aircraft by one airline in order to have sufficient capital resources to cover establishment of our management and operational infrastructure and the launching of our business plan. We did not receive any contributions by third party suppliers and we did not have any formal arrangements with the airlines. In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers for the purchase of new engines, each company withdrew at the last minute from executing a final contract. There is extensive correspondence and additional verbal communication between each of the engine manufacturers and us.

         On June 30, 2000, we filed a lawsuit against The Boeing Company ("Boeing"), a Delaware corporation, CFM International, Inc. ("CFM"), a Delaware corporation, and Rolls Royce PLC ("Rolls Royce"), a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division, Case # 00-07157, for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract. We are seeking actual and economic damages and attorneys' fees and costs. We believe that our claims have merit and intend to vigorously prosecute our claims against the defendants. We allege in our complaint that CFM and Rolls-Royce withdrew from the project after each had exhibited great enthusiasm and carefully negotiated the proposed terms of a contract with us, only after consulting with Boeing which directly or impliedly suggested to the engine manufacturers that their future relationships with Boeing would be jeopardized by doing our project. We believe the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by us.

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

         In its efforts to continue business development, we evaluated several businesses for purchase during the latter half of 1999 and throughout 2000, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft, none of which came to fruition.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by Mr. Lundqvist and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of our common stock to Claes Grondahl for efforts in co-designing the product and another 1,000 shares of common stock to Doug Watt for naming the product. The source of the funds used by us to acquire the marketing rights was our general corporate account.

         Products. Aircraft Re-Engineering. We were originally formed for re-engining and upgrading of the Boeing 727. Our only product consisted of installing two Rolls Royce RB211-535E4 or CFM56-5C4 power plants into the Boeing 727 aircraft, with primary emphasis upon the Boeing 727-200 advanced version of this aircraft, since this would be the most conducive for these modifications. The re-engining of these aircraft was to consist of removing the original three JT8D engines and replacing them with two Rolls Royce RB211-535E4 or CFM56-5C4 power plants. In effect, two modern high bypass power plants would have worked in place of the original installation of three low bypass ratio engines. Due to the unwillingness of the third party suppliers to execute their contracts with us, we are currently in the process of litigating the matter.

         Air Alert Valve Cap. We currently license the marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure.

         Manufacturing. We anticipate that we will contract with third parties to manufacture the Air Alert Valve Cap. We currently do not have a relationship with any third party to manufacture the valve cap. If we are unable to find third party to manufacture the valve cap, we will need to develop other sources of revenue.

         Marketing. We believe that our primary target market will consist of automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, the Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires. If mass-produced, the cost of this product is expected to be less than $1.00 each, which we believe will allow for a significant profit margin for each product sold.

         Government Regulation. The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the automobile industry. The following attempts to identify those aspects that could affect our business. Other existing legislation and regulation and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could also affect our method of operation or the methods of industries in which we are involved.

         The Department of Transportation, the National Highway Traffic Safety Administration and other regulatory and administrative agencies have established standards for automotive and tire products and processes, which require the maintenance of certain records and provide for unscheduled inspections of facilities. Our products may be considered within the scope of such regulation and in such event, we will have to comply with those agency standards. In particular, the National Highway Traffic Safety Administration has established standards regarding the shape, size, and performance requirements of warning devices, as well as standards relating to tire manufacturing, maintenance and repair.

         State, local and foreign governments have also adopted regulations relating to the manufacture and marketing of automotive and tire products. We cannot guaranty that our products will be in material compliance with all applicable regulations, which could have a material adverse impact on our business, financial conditions and results of operations. Any future violation of, and the cost of compliance with, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

         Patents. We do not presently own any patents, trademarks, concessions or royalties. Our success, however, depends in part on the ability of our founder to obtain United States and foreign patent protection for the tire valve cap, which is currently in process, to protect our license, preserve our trade secrets, and operate without infringing upon the proprietary rights of third parties.

         We cannot guaranty, however, that any patents will be issued for the product or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, we cannot guaranty that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, we cannot guaranty that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, we cannot guaranty that the products of others will not infringe any patents issued to or licensed by us. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease our marketing activities.

         Competition. In the re-engineering project, we had a direct competitor in terms of a re-engineering company, the Aerospace Division of B.F. Goodrich Co. Due to the unwillingness of the third party suppliers to execute their contracts with us, we are not currently pursuing this business.

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

         Research and Development. We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic valve cap. During the year ended December 31, 2001, we incurred $72,648 (including $51,000 in value of stock issued for services) for research and development costs in connection with the licensing agreement. We issued 50,000 shares to Claes Grondahl for his efforts in co-designing the product with Mr. Lundqvist and 1,000 shares to Doug Watt for the name "Air Alert Valve Cap." During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. Our obligation to pay such development costs shall not exceed $50,000.

         Insurance. We are investigating the availability of product liability insurance for our products and intend to obtain product liability coverage, if available, on terms acceptable to us. However, we cannot guaranty that product liability insurance will be available to us on terms that we can afford, or at all, or that we will ever obtain such insurance.

         Employees. We have one full time employee and two part time employees. Mr. Lundquist currently works for us on a full time basis. Mr. Lindholm currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2.  Properties

         Effective January 1, 2001, we moved our executive offices to Las Vegas, Nevada. We entered into a lease for office space for which we pay $350 per month. The lease has a term of six months and expires on June 30, 2002. It includes certain amenities such as receptionist services and conference rooms.


Item 3.  Legal Proceedings

         There are no legal actions pending against us nor are any legal actions contemplated by us at this time, except for the following:

         On June 30, 2000, we filed a $2.5 billion lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division, Case # 00-07157, for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss in its entirety. The case is now in active discovery and a trial date of May 21, 2002 has been set. While this date is subject to change, it is likely that the trial phase of the case will be concluded by the end of 2002.

         Our lawsuit is based on our claim that we developed a workable plan to reconfigure approximately seven hundred 727 aircraft by converting it to two engines, replacing the avionics, remodeling the cockpit and making other changes. The price of the virtually new aircraft would have been about $24 million. While Boeing itself considered this option, it elected, instead, to build a completely new aircraft, the 757 to be sold at a price of more than $50 million. Had we succeeded in our program, our reconfigured 727s would have been directly competitive with the new Boeing 757 and would have threatened sales of that aircraft of about $35 billion. Each of the two engine manufacturer defendants had sold billions of dollars of engines to Boeing. The course of dealing between the two engine manufacturers and us is well documented. Whether an enforceable contract was formed, particularly with CMF, is a legal conclusion, but our management believes it is arguable that one did exist. Negotiations, orally and in writing, culminated in what appeared a meeting of the minds on the terms and conditions of sale. The same is true of Rolls Royce although in that case there was advice to us that top management had not yet "signed off" even though we were advised that such approval would almost certainly be forthcoming. Given the extensive and expensive contract negotiations, based presumably on due diligence reflecting the feasibility of the project, and given that each had contact with Boeing before terminating the relationship with us, there is a strong presumption that Boeing discouraged the engine manufacturers from dealing with us by threats or otherwise.

         Boeing's own engineering group which also exhibited great enthusiasm to help design the project withdrew after consulting with the aircraft sales group. The assertion that our reconfigured 727s would have been competitive with Boeing new 757 aircraft is supported by the following:

    o    admissions in Boeing's response to the complaint;
    o    expert testimony; and
    o    the opinion of our management.

         The assertion that the two engine manufacturers and later Boeing Engineering each initially exhibited great enthusiasm is derived from examination of the words and tone of their own documents supported by the observations of our management. The express or implicit threats of retaliation is an inference of our lawyers and management based on the totality of the available evidence, including, without limitation, the initial enthusiasm, the course of the contracting process and finally the withdrawal of each engine manufacturing and Boeing engineering only after there had been contact with Boeing Aircraft.

         We allege that Boeing, in violation of the Sherman Act, induced and persuaded the engine manufacturers and its engineering unit not to deal with us on express or implicit threats of retaliation. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         We did not hold a stockholders meeting in the year ended December 31, 2001, and therefore, no matters were submitted for a vote of the stockholders.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. We have delivered an annual report to security holders for the year ended 2000, we intend to provide an annual report to our security holders, in which will include audited financial statements.

         We are a reporting company with the Securities and Exchange Commission, the public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

         As of February 26, 2002, there were 45 record holders of our common stock.

         As of February 26, 2002, there were 527,000 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase of an additional share of common stock at $0.10 per share. These warrants expire three years from the date of issuance.

         732,000 shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a non-affiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

         There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

         Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2001, we issued unregistered shares of our Common Stock in the following transactions:

         We completed a private placement of shares of our common stock at a price of $1.00 per share by issuing an aggregate of 114,000 shares for $114,000.

         In January 2001, we issued 1,500 shares of common stock for services in connection with the offering. The shares were valued at $1.00 per share and charged to equity as a cost of funding.

         In May 2001, we issued 51,000 shares of common stock for services in connection with the licensing agreement for the electronic tire valve cap. We issued 50,000 to one individual for co-designing the product and 1,000 shares to another individual for the name Air Alert Valve Cap. These shares were valued at $1.00 per share and were charged to research and development costs.


Item 6.  Management's Discussion and Analysis or Plan of Operation

         General. We are a start-up company and to date have had no revenue from operations. The primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals was economically feasible for us. In addition, in 2000, we pursued and filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development, however, a positive outcome could provide a significant cash infusion for us.

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

For the fiscal year ended December 31, 2001, compared to the fiscal year ended December 31, 2000.

         Liquidity and Capital Resources. The cash on hand as of December 31, 2001 was $8,347, as compared to $242,967 as of December 31, 2000. Total current liabilities were $80,420 as of December 31, 2001, an increase over the prior year balance of $59,131, represented primarily by accrued payroll. As of December 31, 2001, we had an accumulated deficit of $773,383 as compared to an accumulated deficit of $391,164 at December 31, 2000. In January 2001, we closed a Rule 506 private placement for the sale of our common stock at $1.00 per share to residents of the United States and a Regulation S private placement for the sale of our common stock at $1.00 per share to non-residents of the United States. Total proceeds received from these offerings were $40,000 in the Rule 506 offering and $467,000 in the Regulation S offering. In May 2001, we filed a Registration Statement on Form SB-2, which was subsequently amended to provide for a public offering of 250,000 shares of common stock at $8.75 per share. Offering costs consisting of legal expenses and filing fees incurred during the year ended December 31, 2001 in connection with the Registration Statement were $38,340. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month, therefore, as of December 31, 2001 we are only able to satisfy our cash requirements for less than one month unless additional funds are raised from the sale of additional securities.

         Results of Operations. Since our inception, we have generated no revenues. Total operating expenses for the year ended December 31, 2001 were $386,025 compared to total operating expenses for the prior year period of $253,148. The increase of $132,877 resulted primarily from, over $58,000 of additional payroll for the full year 2001 as compared to a partial year of payroll in 2000, in addition to over $72,000 of research and development costs incurred in 2001 in connection with the tire valve cap that were not incurred in 2000. For the year ended December 31, 2001, our net loss was $382,219, compared to a loss of $261,655 for the prior period.

For the fiscal year ended December 31, 2000, compared to the fiscal year ended December 31, 1999.

         Liquidity and Capital Resources. As of December 31, 2000, we had cash in the amount of $242,967, a significant increase from zero as of December 31, 1999. Stock subscriptions receivable amounted to $43,000 as of December 31, 2000, all of which was received in January 2001. Total current liabilities were $59,131 as of December 31, 2000, a slight increase over the prior year balance of $54,509, due to accrued payroll taxes. As of December 31, 2000, we had an accumulated deficit of $391,164.

         Results of Operations. Total operating expenses for the year ended December 31, 2000 were $253,148 compared to total operating expenses for the period from January 8, 1999, our date of inception, to December 31, 1999 of $125,674. The increase resulted primarily from investor relations, directors' fees, and other consulting expenses recorded for stock issued for these services in 2000. In the year ended December 31, 2000, our net loss was $271,655, compared to a loss of $129,509 for the prior year.

         Plan of Operation For Next 12 Months. On June 30, 2000, we filed a $2.5 billion lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case # 00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss in its entirety. The case is now in active discovery and a trial date of May 21, 2002 has been set. While this date is subject to change, it is likely that the trial phase of the case will be concluded by the end of 2002. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants.

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

         Our plan of operation is materially dependent on the outcome of the Boeing litigation and our ability to generate revenues from the electronic tire valve cap. We have acquired the marketing rights to the electronic tire valve cap. We believe that sales of the valve cap could potentially generate significant revenues. However, we do not anticipate that we will be able to generate significant revenues in the next twelve months. We can make no prediction as to when, if ever, we will be able to conduct our operations on a profitable basis.

         We need to raise additional capital to market, promote and sell the electronic tire valve cap. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we paid $21,648 to our chief executive officer, and other vendors, as reimbursement and payment for research and development costs incurred in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. Our obligation to pay such development costs shall not exceed $50,000. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

         Although we do not anticipate any significant changes in the number of our employees, if additional financing is not obtained we may not be able to retain our present employees other than Mr. Lundqvist. The loss of key employees could have a material adverse effect upon our operations.

         Forward Looking Statements. This Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, international, national and local general economic and market conditions; our ability to sustain, manage or forecast growth; new business development, adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain talented personnel; the ability to protect technology; and other factors referenced in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to forward-looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Item 7.  Financial Statements

Independent Auditors' Report..................................................10

Balance Sheets as of December 31, 2001 and 2000...............................11

Statements of Operations for the years ended December 31,  2001, 2000 and for the period January 8,  1999 (inception)  through December 31, 1999............12

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and for the period January 8, 1999 (inception) through
December 31, 1999.............................................................13

Statements of Cash Flows for the years ended December 31,  2001, 2000 and for the period January 8,  1999 (inception)  through December 31, 1999........14

Notes to Financial Statements ...........................................15 - 19

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Stockholders of AVIATION UPGRADE TECHNOLOGIES, Inc.



         We have audited the accompanying balance sheets of Aviation Upgrade Technologies, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and the period from January 8, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Upgrade Technologies, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and the period from January 8, 1999 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

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





                                         Lesley, Thomas, Schwarz & Postma, Inc.
                                         A Professional Accountancy Corporation

Newport Beach, California
January 15, 2002

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                       2001                2000
                                                                                 ----------------    ---------------
CURRENT ASSETS
   Cash                                                                          $         8,347     $       242,967
   Stock subscriptions receivable                                                              0              43,000
   Prepaid expenses                                                                       10,000              10,000
                                                                                 ---------------     ---------------

     Total current assets                                                                 18,347             295,967

OTHER ASSETS                                                                                 350                   0
                                                                                 ---------------     ---------------

                                                                                 $        18,697     $       295,967
                                                                                 ===============     ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                              $        33,523     $         3,739
   Due to related party                                                                   23,226               5,287
   Accrued payroll and related expenses                                                   23,671              50,105
                                                                                 ---------------     ---------------

     Total current liabilities                                                            80,420              59,131
                                                                                 ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value; 100,000,000 shares authorized; 10,783,000 and
     10,616,500 shares issued and outstanding at
     December 31, 2001 and 2000, respectively                                             10,783              10,617
   Common stock subscribed, $.001 par value; 43,000 shares at
     December 31, 2000                                                                         0                  43
   Additional paid-in capital                                                            700,877             617,340
   Accumulated deficit                                                                  (773,383)           (391,164)
                                                                                 ---------------     ---------------

     Total stockholders' equity (deficit)                                                (61,723)            236,836
                                                                                 ---------------     ---------------

                                                                                 $        18,697     $       295,967
                                                                                 ===============     ===============







            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS



                                                                            Years Ended                  January 8, 1999
                                                               -------------------------------------       (Inception)
                                                                            December 31,                     Through
                                                               -------------------------------------       December 31,
                                                                     2001                 2000                 1999
                                                               ----------------     ----------------     ----------------
REVENUES                                                       $              0     $              0     $              0

COST OF SALES                                                                 0                    0                    0
                                                               ----------------     ----------------     ----------------

GROSS PROFIT (LOSS)                                                           0                    0                    0
                                                               ----------------     ----------------     ----------------

OPERATING EXPENSES
   General and  administrative  ($18,000 of rent was paid to
     a related party in 2001, 2000 and 1999)                            313,377              253,148              125,674
   Research and development                                              72,648                    0                    0
                                                              -----------------    -----------------    -----------------
                                                                        386,025              253,148              125,674
                                                              -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                                                   (386,025)            (253,148)            (125,674)

OTHER INCOME (EXPENSE)
   Interest income                                                        3,806                    0                    0
   Interest expense                                                           0               (8,507)              (3,835)
                                                               ----------------     ----------------     ----------------

NET LOSS                                                       $       (382,219)    $       (261,655)    $       (129,509)
                                                               ================     ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE                        $         (0.04)     $         (0.03)     $         (0.01)
                                                               ================     ================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           10,757,574           10,003,604            9,943,978
                                                               ================     ================     ================






            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND FOR THE PERIOD
              JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




                                           Common Stock        Common Stock Subscribed    Additional
                                      -----------------------  ------------------------    Paid-In      Accumulated
                                        Shares       Amount       Shares       Amount      Capital       Deficit          Total
                                      ----------  -----------  -----------  -----------  -----------  -------------  -------------
Balance, January 8, 1999 (inception)           0  $         0            0  $         0  $         0  $           0  $           0

Common stock issued to founder        10,000,000       10,000            0            0      (10,000)             0              0
Common stock subscribed for $1.00 per
  share                                        0            0       75,000           75       74,925              0         75,000

Net loss                                       0            0            0            0            0       (129,509)      (129,509)
                                      ----------  -----------  -----------  -----------  -----------  -------------  -------------

Balance, December 31, 1999            10,000,000       10,000       75,000           75       64,925       (129,509)       (54,509)

Common stock issued for $1.00 per
  share                                  468,000          468      (75,000)         (75)     392,607              0        393,000
Common stock subscribed for $1.00 per
  share                                        0            0       43,000           43       42,957              0         43,000
Common stock issued for services         148,500          149            0            0      116,851              0        117,000
Net loss                                       0            0            0            0            0       (261,655)      (261,655)
                                      ----------  -----------  -----------  -----------  -----------  -------------  -------------

Balance, December 31, 2000            10,616,500       10,617       43,000           43      617,340       (391,164)       236,836

Common stock issued for $1.00 per
  share                                  114,000          114      (43,000)         (43)      69,429              0         69,500
Common stock issued for services          52,500           52            0            0       52,448              0         52,500
Cost of funding                                                                              (38,340)                      (38,340)
Net loss                                       0            0            0            0            0       (382,219)      (382,219)
                                      ----------  -----------  -----------  -----------  -----------  -------------  -------------

Balance, December 31, 2001            10,783,000  $    10,783            0  $         0  $   700,877  $    (773,383) $     (61,723)
                                      ==========  ===========  ===========  ===========  ===========  =============  ==============





            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                  Years Ended                January 8, 1999
                                                                      ------------------------------------     (Inception)
                                                                                 December 31,                   Through
                                                                      ------------------------------------    December 31,
                                                                            2001                2000             1999
                                                                      -----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $       (382,219)   $       (261,655)  $       (129,509)
   Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                           51,000             117,000                  0
     Changes in operating assets and liabilities
       Prepaid expenses                                                              0             (10,000)                 0
       Other assets                                                               (350)                  0                  0
       Accounts payable                                                         29,784               3,739                  0
       Due to related party                                                     17,939             (49,222)            54,509
       Accrued payroll and related expenses                                    (26,434)             50,105                  0
                                                                      -----------------   ----------------   ----------------

         Net cash used in operating activities                                (310,280)           (150,033)           (75,000)
                                                                      ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                       71,000             393,000                  0
   Common stock subscribed                                                      43,000                                 75,000
   Stock offering costs                                                        (38,340)                  0                  0
                                                                      -----------------   ----------------  -----------------

         Net cash provided by financing activities                              75,660             393,000             75,000
                                                                      ----------------    ----------------  -----------------

NET CHANGE IN CASH                                                            (234,620)            242,967                  0

CASH, beginning of period                                                      242,967                   0                  0
                                                                      ----------------    ----------------   ----------------

CASH, end of period                                                   $          8,347    $        242,967   $              0
                                                                      ================    ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                           $              0    $          8,507   $          3,835
   Cash paid during the period for taxes                              $          2,455    $              0   $              0


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    During the year ended December 31, 2001, the Company issued 1,500 shares of common stock valued at $1.00 per share for services relating to raising capital.

    During the year ended December 31, 2000, the Company issued 31,500 shares of common stock valued at $1.00 per share for services relating to raising capital.

    During the year ended December 3,1 2000, the Company recorded a subscription receivable in the amount of $43,000 relating to the subscription of 43,000 shares of common stock.



            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


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

         Going Concern - AUT hopes to obtain revenues from future product sales, but there is no commitment by any person for purchase of the Company's electronic tire valve cap. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Equipment - During the year ended December 31, 2001, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the year ended December 31, 2001, AUT issued 52,500 shares of common stock for services. 1,500 shares were issued for investor relations services and 51,000 shares were issued in connection with a licensing agreement for the electronic tire valve cap (Note 3).

         Basic and Diluted Loss Per Share - Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of warrants on loss per share are antidilutive and thus not included in the diluted loss per share calculation.

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Start Up Activities - As required by Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities", the Company is expensing the costs of start-up activities, including organization costs as those costs are incurred.

         Research and Development - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $72,648 for the year ended December 31, 2001. No research and development costs were incurred in prior periods.

         Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, prepaid expenses and current liabilities. The Company believes all the financial instruments recorded are valued at their approximate fair value.

NOTE 2 - INCOME TAXES

         No provisions for income taxes for the years ended December 31, 2001, 2000 and the period from January 8, 1999 (inception) through December 31, 1999 is required, except for minimum state taxes, since the Company incurred taxable losses during these periods.

         As of December 31, 2001, 2000 and 1999 the Company's only deferred tax item was capitalized start-up costs of approximately $382,000, $262,000 and $130,000. respectively. Due to the Company's lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.


NOTE 3 - COMMITMENTS

         Operating Lease - The Company's founder and majority stockholder provided approximately 400 square feet of office space for the Company's use through his privately held marketing company to December 2001. Rent expense was $18,000 in each of the years ended December 31, 2001, 2000 and the period from January 8, 1999 (inception) through December 31, 1999.

         In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Monthly lease payments are $350 for a term of six months. The lease expires on June 30, 2002.

         Employment Agreement - On May 31, 2000, AUT entered into an employment agreement with Mr. Lundqvist to employ him as its Chief Executive Officer. The agreement, which has an initial term of two years, provides for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the board of directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The "adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with accounting principles generally accepted in the United States of America by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this employment agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses; (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary.

         Licensing Agreement - In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.


NOTE 4 - WARRANTS

         During 2001 and 2000, the Company issued 71,000 and 436,000 warrants in connection with the sale of its common stock to investors, respectively. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at the option of the warrant holder and expire three years from the date of issuance. All warrants were issued in connection with the sale of stock and therefore no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of December 31, 2001 and 2000:

                                                                2001                               2000
                                                   -------------------------------    --------------------------------
                                                                        Wtd Avg                            Wtd Avg
                                                      Shares           Ex Price          Shares           Ex Price
                                                   -------------     -------------    -------------     -------------
         Outstanding, beginning of period                456,000     $        0.10           20,000     $        0.10

         Granted                                          71,000              0.10          436,000              0.10
         Expired/forfeited                                     0                 0                0                 0
                                                   -------------     -------------    -------------     -------------

         Outstanding, end of period                      527,000     $        0.10          456,000     $        0.10
                                                   =============     =============    =============     =============

         Weighted average fair value of warrants granted             $        0.10                      $        0.10
                                                                     =============                      =============

         The outstanding warrants at December 31, 2001 and 2000 are all held by stockholders, five thousand of which were issued to a former officer and director in connection with his purchase of stock.


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

         In January 2001, AUT concluded a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock in the United States and a Regulation S offering of common stock overseas. As part of the Rule 506 Offering, the Company issued 40,000 shares of common stock for aggregate cash consideration of $40,000 in 2000. As part of the Regulation S offering, AUT issued 467,000 shares of common stock for aggregate cash consideration of $467,000, $393,000 of which was received in 2000 and $114,000 was received in January 2001. In January 2001, AUT also issued 1,500 shares of common stock for investor relations services in connection with this offering.

         In May 2001, AUT issued 51,000 shares of common stock for services in connection with a licensing agreement. The shares were valued at $1.00 per share and $51,000 was recognized as research and development costs.

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. Offering costs consisting of legal expenses and filing fees incurred during the year ended December 31, 2001 in connection with the Registration Statement and its Amendments were $38,340.

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


NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                               Year Ended
                                                                   ------------------------------------     Period Ended
                                                                              December 31,                  December 31,
                                                                   ------------------------------------   ----------------
                                                                         2001                2000               1999
                                                                   ----------------    ----------------   ----------------
         Numerator for basic and diluted loss per share
           Net loss                                                $       (382,219)   $       (261,655)  $       (129,509)
                                                                   ================    ================   ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                       10,757,574          10,003,604          9,943,978
                                                                   ================    ================   ================

         Basic and diluted loss per share
           Net loss                                                $         (0.04)    $         (0.03)   $         (0.01)
                                                                   ================    ================   ================


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


NOTE 8 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $23,226 and $5,287 as of December 31, 2001 and 2000, respectively.

            In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $72,648 (including $51,000 in value of stock issued for services valued at $1.00 per share) during the year ended December 31, 2001 for research and development costs in connection with the development of the tire valve cap. No research and development costs were incurred in prior periods.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         On June 15, 2000, we decided that Barry L. Friedman, Certified Public Accountant would no longer be retained as our independent accountant for the fiscal years ended December 31, 2000 and 1999. Accordingly, the client-independent accountant relationship was terminated as of that date. The decision to change accountants was recommended and approved by our entire board of directors. Mr. Friedman's report on our financial statements for the period from inception to July 31, 1999 did not contain any adverse opinion or a disclaimer of opinion, or was not qualified, but contained an explanatory paragraph as to our ability to continue as a going concern. For the period from inception to July 31, 1999, there were no disagreements with Mr. Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. We are unable to include correspondence from Mr. Friedman specifying that our disclosures regarding the change in accountants are true and correct because Mr. Friedman passed away in January 2001.

         On December 30, 2000, a new independent accounting firm, Lesley, Thomas, Schwarz & Postma, Inc., Newport Beach, California, was engaged as our independent accountants. We did not consult Lesley, Thomas, Schwarz & Postma, Inc., regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or was a reportable event.


PART III

Item 9.   Directors and Executive Officers of the Registrant

         Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

         Our directors and principal executive officers are as specified on the following table:

======================== ============ =========================================
  Name                       Age           Position
------------------------ ------------ -----------------------------------------
  Torbjorn B. Lundqvist      49            Chairman and Chief Executive Officer
------------------------ ------------ -----------------------------------------
  Dick G. Lindholm           51            Vice President, Director
------------------------ ------------ -----------------------------------------
  William S. Rhodes          51            President, Director
======================== ============ =========================================

         Torbjorn B. Lundqvist. Mr. Lundqvist has been our chief executive officer and the chairman of our board of directors since our inception. Mr. Lundqvist has been primarily responsible for the formation and development to date of Aviation Upgrade Technologies, Inc. Mr. Lundqvist has had vast experience in international business. His strength is managing and developing new ventures and ideas. Mr. Lundqvist was born in Helsinki, Finland in 1952. After serving as a transportation officer during his mandatory service in the Finnish army, he owned and managed several companies in Finland, including companies involved in remodeling and manufacturing. Since 1982, Mr. Lundqvist has been owner and president of Minitec Marketing, Inc. which is an import and export firm. Among other things, Minitec Marketing, Inc. invented, patented and manufactured a Power Take Out for 4-wheel drive GM vehicles. This product allows the user to divert some of the power from the vehicles engine and use it for other purposes than powering the vehicle itself, e.g. external devices like snow blowers, generators, and pumps. The product was developed to suit a niche market in Finland. Since 1989 he has also been owner and president of Minitec Motors, Inc., USA, a car dealership specializing in exporting cars to nice markets where a slight modification of the vehicle would put it in a lower tax bracket when imported to that particular nice market. Mr. Lundqvist is not an officer or director of any other reporting company.

         Dick G. Lindholm. Mr. Lindholm has been our vice president and one of our directors since December 1999. Mr. Lindholm is known in the Scandinavian aviation circles as a problem solver and skillful negotiator, including experience dealing with clients, suppliers and labor unions. He has over thirty years aviation experience, primarily in rotorcraft. He has thirty years flying experience with over 8,000 flying hours. From 1976 until 1985, he was president of Helikopteripalvelu, the leading helicopter company in Finland. From 1985 until 1993, he held various duties as a pilot for Helikopter Service A/S. From 1993 until 1997, he was managing director of Helifyg AB, the leading helicopter operator in Sweden. From 1997 to March 1999, he was area manager, Nordic Countries, of Helicopter Service A/S, which at the time was the world's largest helicopter company in terms of revenues. From March to November 1999, Mr. Lindholm has been vice president of business development for Copter Action Oy, Finland. Since December 1999, Mr. Lindholm has been vice president of flight operations for SHT AB of Finland, a company responsible for development of the helicopter emergency medical service in the country. Mr. Lindholm was born in 1950 and resides in Espoo, Finland. Mr. Lindholm is not an officer or director of any other reporting company.

         William S. Rhodes. Mr. Rhodes has been our president and one of our directors since August 2000. Mr. Rhodes has spent most of his career in commercial aircraft, military aircraft and third party aircraft maintenance. Mr. Rhodes has been intimately involved in the managing, planning and production of commercial aircraft modification and maintenance of transport aircraft for twenty-three years. His maintenance management experience has been with air carriers including American, Continental, Hawaiian, United, and U.S. Air. During the period 2000 through 2001, Mr. Rhodes has been working with AUT. From 1997 to 2000, Mr. Rhodes was the General Manager and Senior Vice President of administration for Santa Barbara Aerospace, Inc., which repairs and maintains aircraft, and Director of Programs for Avtel Services, Inc., which maintains and repairs aircraft. His career includes the day-to-day management in Department of Defense contracts with NAVAIR and ARL for a period of fifteen years including mission specific requirements for the secretary of defense and chief of naval operations. Mr. Rhodes has held positions with aircraft corporations including Beech Aircraft, Garrett Aviation, Tracor Aviation, Rogerson Aircraft and Dynair. These positions have ranged from program manager to senior vice president in technical and administrative management fields. Mr. Rhodes is a currently licensed A&P whose aviation work experience started in the U.S. Marines in 1968, and education is in engineering and business administration. Mr. Rhodes currently resides in San Bernardino County, California. Mr. Rhodes is not an officer or director of any other reporting company.

         There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

         AUT believes that during 1999, 2000 and 2001 no Section 16(a) filings were required.

Item 10.  Executive Compensation And Other Information

         Cash Compensation of Executive Officers - The following table sets forth the total compensation earned by the Chief Executive Officer and Directors per annum since inception.

                                        Annual Compensation                           Long-Term Compensation
                      ----------------------------------------------------------------------------------------------
                                                                                 Restricted      Common Shares
                                                                 Other         Stock Granted   Underlying Options
                                                 Annual          Awards          (# Shares)         Granted            All Other
  Name and Position     Year       Salary         Bonus       Compensation                         (# Shares)        Compensation
--------------------- --------- ------------- -------------- --------------- ---------------- ------------------- -----------------

Torbjorn B.             2001      $140,000         -0-            -0-               -0-               -0-                 -0-
Lundqvist, Chairman     2000       $81,667         -0-            -0-               -0-               -0-                 -0-
and CEO                 1999        $-0-           -0-            -0-            10,000,000           -0-                 -0-

Dick G. Lindholm,       2001         -0-           -0-            -0-               -0-               -0-                 -0-
Director                2000         -0-           -0-            -0-              35,000             -0-                 -0-
                        1999         -0-           -0-            -0-               -0-               -0-                 -0-

William S. Rhodes,      2001         -0-           -0-            -0-               -0-               -0-                 -0-
Director (2)            2000         -0-           -0-            -0-              10,000             -0-                 -0-
                        1999         -0-           -0-            -0-               -0-               -0-                 -0-

Darle Ford, (1)         2001         -0-           -0-            -0-               -0-               -0-                 -0-
Former Officer and      2000         -0-           -0-            -0-              3,000              -0-                 -0-
Director                1999         -0-           -0-            -0-               -0-               -0-                 -0-
(1)      Mr. Ford resigned as Director in July 2000.
(2)      Shares were issued in the name of his spouse, Lyn Rhodes.

         Director Compensation. Board members are serving without cash compensation. During 2000, directors received shares of AUT's common stock for their services to the Company. Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company. The Company has not secured "key man" or liability insurance coverage for its officers and directors.

         Employment contracts. On May 31, 2000, we entered into an employment agreement with Mr. Lundqvist to employ him as our chief executive officer. The agreement, which has an initial term of two years, provides for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the board of directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The "adjusted net profit" shall be our net profit before federal and state income taxes, determined in accordance with generally accepted accounting principles by our independent accounting firm and adjusted to exclude:

    o any incentive salary payments paid pursuant to this employment agreement;
    o    any contributions to pension and/or profit sharing plans;
    o    any extraordinary gains or losses;
    o any refund or deficiency of federal and state income taxes paid in a prior year; and
    o any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary.

         The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary.

         Indemnification of Directors. Section 6 of our Bylaws provide, among other things, that our officers or directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as an officer or director, except for liability

    o for any breach of such officer's or director's duty of loyalty to us or our security holders;
    o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
    o liability for unlawful payments of dividends or unlawful stock purchase or redemption by us; or
    o for any transaction from which such officer or director derived any improper personal benefit.

         Accordingly, our officers or directors may have no liability to our shareholders for any mistakes or errors of judgment or for any act of omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 26, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class             Name and Address of Beneficial Owner       Amount and Nature of Beneficial         Percent of Class
                                                                      Owner
-----------------------    --------------------------------------     ------------------------------------    --------------------
Common Stock               Torbjorn B. Lundqvist,                     10,000,000 shares, chief executive             92.7%
                           6550 South Pecos Road, Suite 142           officer, chairman of board of
                           Las Vegas, Nevada   89120                  directors

Common Stock               Dick G. Lindholm                           35,000 shares, vice president,                 0.3%
                                                                      director


Common Stock               William S. Rhodes*                         10,000 shares, president, director             0.1%


Common Stock               All directors and named executive          10,045,000 shares                              93.1%
                           officers as a group

* William S. Rhodes is the beneficial owner of 10,000 shares of common stock through his spouse Lyn Rhodes.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions

         Conflicts related to other business activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other entities may occur from time to time.

         In addition to serving as our chief executive officer and chairman of our board of directors, Mr. Lundqvist is the president and a director of Minitec Marketing, Inc., a California corporation and an importer and exporter of products. Minitec Marketing, Inc. has not conducted any operations in the last two years. Mr. Lundqvist currently devotes approximately 4% of his time to Minitec Marketing, Inc. Mr. Lundqvist is the president and a director of Minitec Motors, Inc., a California corporation. Mr. Lundqvist currently devotes approximately 1% of his time to Minitec Motors, Inc. We do not believe that we have any conflicts of interest with the business or industry of Minitec Marketing, Inc., other than Mr. Lundqvist's duty to provide management and services.

         In addition to serving as our officers and director, Mr. Rhodes and Mr. Lindholm currently devote a significant portion of their time to other companies. Mr. Lindholm currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We do not believe that we have any conflicts of interest with the business or industry of those companies, other than their duties to provide management and services.

         We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

         Related party transactions. Mr. Lundqvist, our chief executive officer and director and principal shareholder, provides substantially all the assets used by us, including the 400 square feet of office space we occupied to December 2001, through Minitec Marketing, Inc., his privately held marketing company. We have reimbursed this entity $1,500 per month for the use of this space.

         We entered into a license agreement with Torbjorn B. Lundqvist, to license the marketing rights for the tire valve technology. During the year ended December 31, 2001, we incurred $72,648 for research and development costs in connection with the licensing agreement (including $51,000 for shares issued for services). We issued 50,000 shares to Claes Grondahl for his efforts in co-designing the product with Lundqvist and 1,000 shares to Doug Watt, one of our shareholders, for the name "Air Alert Valve Cap." The 51,000 shares were valued at $51,000. Claes Grondahl is a cousin of Torbjorn B. Lundqvist, our chief executive officer. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. Our obligation to pay such development costs shall not exceed $50,000. The license agreement also specifies that we will enter into a manufacturing agreement with Torbjorn B. Lundqvist, our chief executive officer. However, no terms of the manufacturing agreement have been negotiated.

         Mr. Lundqvist was issued 10,000,000 shares of our common stock in exchange for services relating to founding and organizing the business, which were valued at $10,000. In addition, during the period ended December 31, 1999, Mr. Lundqvist, our chief executive officer and director and principal shareholder, paid for various goods and performed services relating to our operations. Those goods included office supplies of $2,000. Those services of $8,000 provided by Mr. Lundqvist were for services as our promoter including founding and organizing the business.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) The following financial statements are included in Part II, Item 7.

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report.....................................................................................10

Balance Sheets as of December 31, 2001 and 2000..................................................................11

Statements of Operations for the years ended December 31, 2001, 2000 and for the period
   January 8, 1999 (inception) through December 31, 1999.........................................................12

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and for the period January 8, 1999 (inception) through December 31, 1999..........................................13

Statements of Cash Flows for the years ended December 31, 2001, 2000 and for the period
   January 8, 1999 (inception) through December 31, 1999.........................................................14

Notes to Financial Statements ................................................................................15-19

(A3).....List of Exhibits Filed as Part of the Report

Exhibit No.
-----------
3.1            Certificate of Incorporation of the Company*
3.2            Bylaws of the Company*
10.1           Employment Agreement**

* Previously filed on December 2, 1999, as exhibit to the Registration Statement on Form 10-SB.
** Previously filed as an exhibit to Amendment No. 4 to Registration Statement on Form SB-2 (Registration No. 33-61530).

                                   SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    Aviation Upgrade Technologies, Inc.


                                    By:  /s/  Torbjorn B. Lundqvist
                                       -----------------------------------------
                                        Torbjorn B. Lundqvist
                                        Chairman and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                           Title                                 Date
--------------------------------- ---------------------------------------  -----------------------
 /s/ Torbjorn B. Lundqvist         Chairman and Chief Executive Officer       February 27, 2002
---------------------------------
Torbjorn B. Lundqvist              (principal executive officer)

 /s/ Dick G. Lindholm              Director                                   February 27, 2002
---------------------------------
Dick G. Lindholm

 /s/ William S. Rhodes
---------------------------------
William S. Rhodes                  Director                                   February 27, 2002