Form 10QSB
period 2002-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2002-05-10
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                               --------------   ---------------

Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       33-0881303
--------------------------------              ---------------------------------
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)              Identification No.)

               6550 South Pecos Road, Las Vegas, Nevada 89120 USA
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 450-0003
                                 --------------
                           (Issuer's telephone number)


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

         As of May 8, 2002 the Company had 10,783,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2002.....................................3

Condensed Statements of Operations for the three
   month periods ended March 31, 2002 and 2001................................4

Condensed Statements of Cash Flows for the
  three month periods ended March 31, 2002 and 2001...........................5

Notes to Condensed Financial Statements.......................................6

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2002


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                            $      8,284
   Prepaid expenses                                                      10,000
                                                                  -------------

     Total current assets                                                18,284

OTHER ASSETS                                                                350
                                                                  -------------

     Total assets                                                  $     18,634
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                $    139,770
   Due to related party                                                  37,740
   Accrued payroll and related expenses                                  67,692
   Loan payable, shareholder                                             33,000
                                                                   ------------

     Total current liabilities                                          278,202
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,783,000 shares issued and outstanding at
     March 31, 2002                                                      10,783
   Additional paid-in capital                                           671,911
   Accumulated deficit                                                 (942,262)
                                                                   ------------

     Total stockholders' deficit                                       (259,568)
                                                                   -------------

     Total liabilities and stockholders' deficit                   $     18,634
                                                                   ============









       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months      Three Months
                                                                  Ended             Ended
                                                                 March 31,        March 31,
                                                                  2002              2001
                                                             --------------    --------------
REVENUES                                                     $            0    $            0

COST OF SALES                                                             0                 0
                                                             --------------    --------------
GROSS PROFIT (LOSS)                                                       0                 0
                                                             --------------    --------------
OPERATING EXPENSES
   General and administrative ($4,500 of rent was
   paid to a related party in 2001)                                 168,291           100,768
                                                             --------------    --------------
LOSS FROM OPERATIONS                                               (168,291)         (100,768)
                                                             --------------    --------------
OTHER INCOME (EXPENSE)
   Interest expense                                                    (588)                0
   Interest income                                                        0             1,634
   Other                                                                  0                 0
                                                             --------------    --------------
                                                                       (588)            1,634
                                                             ---------------   --------------
NET LOSS BEFORE PROVISION FOR TAXES                                (168,879)          (99,134)

PROVISION FOR TAXES                                                       0             1,576
                                                             --------------    --------------
NET LOSS                                                     $     (168,879)   $     (100,710)
                                                             ==============    ==============
BASIC AND DILUTED LOSS PER SHARE                             $       (0.02)    $       (0.01)
                                                             =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING                              10,783,000        10,694,944
                                                             ==============    ==============








       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three Months      Three Months
                                                                  Ended             Ended
                                                                 March 31,        March 31,
                                                                  2002              2001
                                                              -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $    (168,879)   $    (100,710)
   Adjustments to reconcile net loss to net cash
   used in operating activities
     Changes in operating liabilities
       Accounts payable                                             106,247            5,203
       Due to related party                                          14,514            1,288
       Accrued payroll and related expenses                          44,021          (50,105)
                                                             --------------   ---------------
         Net cash used in operating activities                       (4,097)        (144,324)
                                                              --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under note payable                                     33,000
   Proceeds from issuance of common stock                                 0          114,000
   Stock offering costs                                             (28,966)               0
                                                             ---------------  --------------
         Net cash provided by financing activities                    4,034          114,000
                                                             --------------   --------------
NET CHANGE IN CASH                                                      (63)         (30,324)

CASH, beginning of period                                             8,347          242,967
                                                              -------------    -------------
CASH, end of period                                           $       8,284    $     212,643
                                                              =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                   $         588    $           0
   Cash paid during the period for taxes                      $           0    $       1,576







       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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

         In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately four pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

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

         Equipment - During the quarter ended March 31, 2002, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the year ended December 31, 2001, AUT issued 52,500 shares of common stock for services. No shares were issued for services during the quarter ended March 31, 2002.

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

         Research and Development - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $4,050 for the quarter ended March 31, 2002. No research and development costs were incurred in the quarter ended March 31, 2001.

         Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, prepaid expenses and current liabilities. The Company believes all the financial instruments recorded are valued at their approximate fair value.

NOTE 3 - COMMITMENTS

         Operating Lease - The Company's founder and majority stockholder provided approximately 400 square feet of office space for the Company's use through his privately held marketing company to December 2001. Rent expense was $4,500 for the quarter ended March 31, 2001.

         In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Rent expense was $1,400 for the quarter ended March 31, 2002.

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


NOTE 4 - WARRANTS

         For the quarter ended March 31, 2001, for each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at any time at the option of the warrant holder and expire three years from the date of issuance. All outstanding warrants were issued in connection with the sale of stock and, therefore, no expense was recorded for their issuance. For the quarter ended March 31, 2002, the Company did not issue any warrants.

         The following represents a summary of the warrants outstanding:

                                                            March 31, 2002                    March 31, 2001
                                                   -------------------------------   -------------------------------
                                                                        Wtd Avg                           Wtd Avg
                                                       Shares          Ex Price          Shares          Ex Price
                                                   --------------   -------------    --------------   --------------
         Outstanding, beginning of period                 527,000   $        0.10           456,000   $         0.10

         Granted                                                0               0            71,000             0.10
         Expired/forfeited                                      0               0                 0                0
                                                   --------------   -------------    --------------   --------------
         Outstanding, end of period                       527,000   $        0.10           527,000   $         0.10
                                                   ==============   =============    ==============   ==============
         Weighted average fair value of
         warrants granted                                           $        0.10                     $         0.10
                                                                    =============                     ==============

         The outstanding warrants at March 31, 2002 and 2001 are all held by stockholders and no warrants are held by officers or directors.

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

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. The SEC declared the Registration Statement effective on March 4, 2002. Offering costs consisting of legal and accounting expenses and filing fees incurred during the quarter ended March 31, 2002 in connection with the Registration Statement and its Amendments were $28,966.

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration. The new rule requires that, by 2004, all vehicles sold in the United States have a low tire pressure warning system. In addition to $5,000 in consulting fees paid under the agreement, 10,000 shares of common stock are to be issued contingent upon the tire valve cap qualifying for the new rule.

NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                             Three Months        Three Months
                                                                 Ended               Ended
                                                               March 31,           March 31,
                                                                 2002                2001
                                                           ----------------    ----------------
    Numerator for basic and diluted loss per share
      Net loss                                             $       (168,879)   $       (100,710)
                                                           ================    ================
    Denominator for basic and diluted loss per share
      Weighted average shares                                    10,783,000          10,694,944
                                                           ================    ================
    Basic and diluted loss per share
      Net loss                                             $         (0.02)    $         (0.01)
                                                           ================    ================



NOTE 7 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $37,740 as of March 31, 2002. All the payroll and related expenses recorded as of March 31, 2002 were owing to the Chief Executive Officer and majority shareholder. In addition, during the quarter ended March 31, 2002, the AUT obtained a short-term loan from Mr. Lundqvist's privately held marketing company in the amount of $33,000.

            In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $4,050 during the quarter ended March 31, 2002 for research and development costs in connection with the development of the tire valve cap. No research and development costs were incurred in the quarter ended March 31, 2001.

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

         In April 2001, we signed a licensing agreement with Torbjorn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately four pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, we will also issue 50,000 shares of common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product.

         Liquidity and Capital Resources - For the three months ended March 31, 2002, we generated no revenues. The cash on hand as of March 31, 2002 was $8,284, down from $212,643 at March 31, 2000. Total current liabilities were $278,203 as of March 31, 2002, an increase over the prior year of $262,686, due to the lack of working capital. As of March 31, 2002, we had an accumulated deficit of $944,962. Our Amended Form SB-2 Registration Statement was declared effective by the SEC on March 4, 2002 and we hope to raise additional funds through the sale of common stock. The amount of expenditures required to maintain operations and to continue business development is currently approximately $31,500 per month. The Company will be unable to satisfy its operating cash requirements unless additional working capital is raised.

         Results of Operations-Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001 - During the three months ended March 31, 2002 and the three months ended March 31, 2001, we generated no revenues and raised $114,000 from the issuance of common stock during the three months ended March 31, 2001, $71,000 of which was from sales of common stock in the quarter ended March 31, 2001 and $43,000 of which was from common stock subscriptions receivable. Total operating expenses for the three months ended March 31, 2002 were $170,991, compared to total operating expenses for the period ended March 31, 2001 of $102,344. The increase resulted primarily from legal expense reimbursements of $65,825 and patent legal fees of $9,995 paid during the quarter ended March 31, 2002 that were not incurred during the same period in the prior year. In the three months ended March 31, 2002, our net loss was $171,879, compared to a loss of $100,710 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $262,686 from $15,517 at March 31, 2001 to $278,203 at March 31, 2002.

         Plan of Operation For Next 12 Months - On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss. We believe our claims have merit and intend to vigorously prosecute our claims against the defendants. The court held a hearing on defendants' motion for summary judgment on May 2, 2002 and has issued no ruling as of this date. Trial is scheduled to begin on October 8, 2002.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation). We are seeking actual and economic damages and attorneys' fees and costs. The defendants filed a motion for dismissal of charges but the court denied the defendants' motion to dismiss. We believe our claims have merit and we intend to vigorously prosecute our claims against the defendants. The court held a hearing on defendants' motion for summary judgment on May 2, 2002 and has issued no ruling as of this date. Trial is scheduled to begin on October 8, 2002.

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

                                       AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  May 8, 2002          By:  /s/  TORBJORN B. LUNDQVIST
                                 ----------------------------------------------
                                       TORBJORN B. LUNDQVIST,
                                       Chief Executive Officer