Form 10QSB
period 2002-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2002-08-08
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         As of August 8, 2002 the Company had 10,922,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2002......................................3

Condensed Statements of Operations for the six month and
   three month periods ended June 30, 2002 and 2001...........................4

Condensed Statements of Cash Flows for the
  six month periods ended June 30, 2002 and 2001..............................5

Notes to Condensed Financial Statements.......................................6

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 2002


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                            $      7,395
   Prepaid expenses                                                      10,000
                                                                  -------------

     Total current assets                                                17,395

OTHER ASSETS                                                                350
                                                                  -------------

     Total assets                                                  $     17,745
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                $    298,330
   Due to related party                                                  27,435
   Accrued payroll and related expenses                                 100,384
   Advances from shareholder                                             49,000
                                                                   ------------

     Total current liabilities                                          475,149
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     10,922,000 shares issued and outstanding at
     June 30, 2002                                                       10,922
   Additional paid-in capital                                           708,801
   Accumulated deficit                                               (1,177,127)
                                                                   ------------

     Total stockholders' deficit                                       (457,404)
                                                                   -------------

     Total liabilities and stockholders' deficit                   $     17,745
                                                                   ============






       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                       Three Months Ended                    Six Months Ended
                                               ---------------------------------    ---------------------------------
                                                   June 30,          June 30,           June 30,          June 30,
                                                     2002              2001               2002              2001
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                          0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative ($4,500 of
     rent was paid to a related party in
     2001)                                             232,993           122,847            401,284           225,191
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                  (232,993)         (122,847)          (401,284)         (225,191)
                                               ---------------   ---------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
   Interest income                                           0             1,462                  0             3,096
   Interest expense                                     (1,872)                0             (2,460)                0
                                               ----------------  ---------------    ----------------  ---------------

                                                         1,872             1,462              2,460             3,096
                                               ---------------   ---------------    ---------------   ---------------

NET LOSS                                       $      (234,865)  $      (121,385)   $      (403,744)  $      (222,095)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.02)  $         (0.01)   $         (0.04)  $         (0.02)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    10,786,089        10,732,000         10,784,536        10,713,575
                                               ===============   ===============    ===============   ===============





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                    Six Months          Six Months
                                                                                       Ended               Ended
                                                                                     June 30,            June 30,
                                                                                       2002                2001
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (403,744)   $       (222,095)
   Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                           0              51,000
     Changes in operating liabilities
       Accounts payable                                                                   264,807               6,472
       Due to related party                                                                 4,209                 391
       Accrued payroll and related expenses                                                76,713             (50,105)
                                                                                -----------------   ------------------

         Net cash used in operating activities                                            (58,015)           (214,337)
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from shareholder                                                               49,000                   0
   Proceeds from issuance of common stock                                                  39,850             114,000
   Stock offering costs                                                                   (31,787)            (12,113)
                                                                                ------------------  ------------------

         Net cash provided by financing activities                                         57,063             101,887
                                                                                -----------------   -----------------

NET CHANGE IN CASH                                                                           (952)           (112,450)

CASH, beginning of period                                                                   8,347             242,967
                                                                                 ----------------    ----------------

CASH, end of period                                                              $          7,395    $        130,517
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $          2,460    $              0
   Cash paid during the period for taxes                                         $              0    $          2,455






       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Aviation Upgrade Technologies, Inc. ("AUT" or the "Company") is a Nevada corporation, organized on January 8, 1999. The Company was originally formed to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead. On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation). On July 9, 2002, the federal district court issued a series of rulings which dismissed the AUT claims against Boeing, CFMI and Rolls-Royce. The Company intends to appeal the decision. The appeal process in the federal system in California is, unfortunately, relatively slow and the Company's lawyers estimate that an appellate decision is not likely for approximately two years.

         The Company's current focus is to complete the development of and bring to market an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately four pounds per square inch, a red light will blink to indicate the need to check the tire pressure.

         In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. Through June 30, 2002, the Company has incurred $76,740 in development costs. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product, which shares have been issued.

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

         Equipment - During the quarter ended June 30, 2002, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the year ended December 31, 2001, AUT issued 52,500 shares of common stock for services. No shares were issued for services during the quarter ended June 30, 2002.

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

         Research and Development - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $10,747 for the quarter ended June 30, 2002 and $58,975 for the quarter ended June 30, 2001, which included $51,000 of expense for stock issued in that quarter related to the tire valve cap licensing agreement.

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

         In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Rent expense was $1,050 for the quarter ended June 30, 2002.

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

         Licensing Agreement - In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. Through June 30, 2002, the Company has incurred $76,740 in development costs. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product, which shares have been issued.


NOTE 4 - WARRANTS

         In the Company's previous stock offerings, for each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at any time at the option of the warrant holder and expire three years from the date of issuance. All outstanding warrants were issued in connection with the sale of stock and, therefore, no expense was recorded for their issuance. For each of the quarters ended June 30, 2002 and 2001, the Company did not issue any warrants.

   The following represents a summary of the warrants outstanding:

                                                  June 30, 2002                     June 30, 2001
                                         ------------------------------   -------------------------------
                                                             Wtd Avg                           Wtd Avg
                                            Shares          Ex Price          Shares          Ex Price

   Outstanding, beginning of period            527,000   $         .10           527,000   $          .10

   Granted                                           0               0                 0                0
   Exercised                                   136,000             .10                 0              .10
                                         -------------  ---------------   --------------  ---------------

   Outstanding, end of period                  391,000   $         .10           527,000   $         0.10
                                         =============   =============    ==============   ==============

   Weighted average fair value of
   warrants granted                                      $        0.10                     $         0.10
                                                         =============                     ==============


         The outstanding warrants at June 30, 2002 and 2001 are all held by other stockholders and no warrants are held by officers or directors.

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

         Most of the Company's common stock is held by insiders and persons who acquired shares in private offerings. These are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date and there is no assurance that the Company will ever be able to pay dividends in the future.

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. The SEC declared the Registration Statement effective on March 4, 2002. In June 2002, the Company sold 3,000 shares of common stock at $8.75 per share and issued 136,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $8,063 (net of offering costs of $31,787). Offering costs consisting of legal and printing costs in the amount of $2,821 were incurred during the quarter ended June 30, 2002 while the remaining amount of $28,966 had been incurred in the previous quarter. All proceeds were used for general operating purposes.

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration. The new rule, which was issued in early May 2002, requires that, by 2006, all vehicles sold in the United States have a low-tire-pressure warning system in the dashboard. On July 17, 2002, AUT filed a petition for the inclusion of the electronic tire valve cap in the rule. In addition to $5,000 in consulting fees paid under the agreement, 10,000 shares of common stock may be issued if the tire valve cap ultimately qualifies for the new rule.

NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                             Six Months          Six Months
                                                                Ended               Ended
                                                              June 30,            June 30,
                                                                2002                2001
                                                          ----------------    ----------------
    Numerator for basic and diluted loss per share
      Net loss                                            $       (403,744)   $       (222,095)
                                                          ================    ================

    Denominator for basic and diluted loss per share
      Weighted average shares                                   10,784,536          10,713,575
                                                          ================    ================

    Basic and diluted loss per share
      Net loss                                            $         (0.04)    $         (0.02)
                                                          ================    ================


NOTE 7 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets, including 400 square feet of office space, through his privately held marketing company. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $27,435 as of June 30, 2002. All the payroll and related expenses recorded as of June 30, 2002 were owing to the Chief Executive Officer and majority shareholder. In addition, during the quarter ended June 30, 2002, AUT obtained an additional advance from Mr. Lundqvist's privately held marketing company in the amount of $16,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General -Aviation Upgrade Technologies, Inc. ("AUT") is a start-up company and to date has had no revenue from operations. Our primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. In 2000, we filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. On July 9, 2002, the federal district court issued a series of rulings which dismissed the AUT claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that AUT had not sustained its burden of establishing that it could have raised the financing necessary to go forward with the project. Our lawyers have carefully reviewed these rulings and have advised us that there is a reasonable probability that the decisions will not survive appellate review because the district judge applied a standard more onerous than the one actually agreed upon by the parties. The appeal process in the federal system in California is, unfortunately, relatively slow and our lawyers estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from the management of AUT and minimal or no costs are expected to be incurred.

         In April 2001, we signed a licensing agreement with Torbjorn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately four pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. Through June 30, 2002, the Company has incurred $76,740 in development costs.

         Liquidity and Capital Resources - For the three months ended March 31, 2002, we generated no revenues. The cash on hand as of June 30, 2002 was $7,395, down from $130,517 at June 30, 2001. Total current liabilities were $475,149 as of June 30, 2002, an increase over the prior year of $459,260, due to the lack of working capital. As of June 30, 2002, we had an accumulated deficit of $1,177,127. Pursuant to the Company's Amended Form SB-2 Registration Statement declared effective by the SEC on March 4, 2002. In June 2002, we sold 3,000 shares of common stock at $8.75 per share and issued 136,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $8,063 (net of offering costs of $31,787). All proceeds were used for general operating purposes. The amount of expenditures required to maintain operations is currently approximately at $31,500 per month. Sufficient additional capital or other financing is necessary to commence manufacture of the tire valve cap and to continue in business. We are currently unable to satisfy our ongoing operating cash requirements and are attempting to raise additional working capital from the sale of our securities.

         Results of Operations - Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001 - During the three months ended June 30, 2002 and the three months ended June 30, 2001, we generated no revenues. Total operating expenses for the three months ended June 30, 2002 were $232,993, compared to total operating expenses for the three months ended June 30, 2001 of $122,847. The increase of $110,146 is due primarily to an increase of approximately $167,000 in legal expense reimbursements offset by a decrease of approximately $48,000 in research and development costs. In the three months ended June 30, 2002, our net loss was $234,865, compared to a loss of $121,385 for the prior year period.

         Results of Operations - Six Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000 - During the six months ended June 30, 2002 and 2001, we generated no revenues. Total operating expenses for the six months ended June 30, 2002 were $401,284, compared to total operating expenses for the three months ended June 30, 2001 of $225,191. The increase of $176,093 is due primarily to an increase of approximately $233,000 in legal expense reimbursements offset by a decrease of approximately $44,000 in research and development costs and a decrease of $20,000 in auditing fees. In the six months ended June 30, 2002, our net loss was $403,744, compared to a loss of $222,095 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $459,260 from $15,889 at June 30, 2001 to $475,149 at June 30, 2002.

         Plan of Operation For Next 12 Months - On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We were seeking actual and economic damages and attorneys' fees and costs. On July 9, 2002, the court issued a series of rulings which dismissed our claims against Boeing, CFMI and Rolls-Royce and awarded the Boeing defendants costs in the approximate amount of $50,000. The court found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. We have been advised by our attorneys in the Boeing litigation that there is a reasonable ground for an appeal. Accordingly, we intend to appeal the court's rulings. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from the management of AUT and minimal or no costs are expected to be incurred in the Boeing litigation.

         With respect to the electronic tire valve cap, our intention is to seek financing for production of units to meet any orders received in the future. Absent the receipt of such financing, we will not be able to exploit our tire valve cap. We believe that our primary target market will consist of automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. We hope that someday the valve cap technology will become standard equipment on all new vehicles sold in the United States and all over the industrialized world. If mass-produced, the cost of this product is expected to be less than $1.00 each, which we believe will allow for a significant profit margin for each product sold.

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

         We are not currently conducting any research and development activities, other than those activities related to the electronic tire valve cap.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. Costs of approximately $50,000 were also awarded to the Boeing defendants. We intend to appeal the court's rulings. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from the management of the Company and minimal or no costs are expected to be incurred.


Item 2.  Changes in Securities.
         ---------------------

         During the period May 2002 and June 2002, outstanding warrants to purchase 136,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the offering or the exercise of the warrants.

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

                  None.

Item 5.  Other Information.
         -----------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.    Exhibits
               99.1 Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive Officer.
               99.2 Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial Officer.

         b.    Reports on Form 8-K.
               None.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 8, 2002               AVIATION UPGRADE TECHNOLOGIES, INC.



                                 By:  /s/  TORBJORN B. LUNDQVIST
                                      ------------------------------------------
                                          TORBJORN B. LUNDQVIST,
                                          Chief Executive Officer