Form 10QSB
period 2002-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2002-11-14
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          33-0881303
-------------------------------------------------------------------------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)                Identification No.)

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

         As of November 12, 2002 the Company had 11,019,186 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2002...............................3

Condensed Statements of Operations for the nine month and
   three month periods ended September 30, 2002 and 2001....................4

Condensed Statements of Cash Flows for the
   nine month periods ended September 30, 2002 and 2001.....................5

Notes to Condensed Financial Statements.....................................6

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               SEPTEMBER 30, 2002

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                                         $          7,575
   Prepaid expenses                                                                       10,000
                                                                               -----------------

     Total current assets                                                                 17,575

OTHER ASSETS                                                                                 350
                                                                               -----------------

     Total assets                                                               $         17,925
                                                                               =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                             $        349,945
   Due to related party                                                                   31,541
   Accrued payroll and related expenses                                                  135,892
   Advances from shareholder                                                              80,012
                                                                                ----------------

     Total current liabilities                                                           597,390
                                                                                ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,019,186 shares issued and outstanding at
     September 30, 2002                                                                   11,019
   Additional paid-in capital                                                            718,422
   Accumulated deficit                                                                (1,308,906)
                                                                                ----------------

     Total stockholders' deficit                                                        (579,465)
                                                                                -----------------

     Total liabilities and stockholders' deficit                                $         17,925
                                                                                ================



       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended                    Nine Months Ended
                                               ---------------------------------    ---------------------------------
                                                   Sept. 30,         Sept. 30,          Sept. 30,         Sept. 30,
                                                     2002              2001               2002              2001
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                          0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative ($4,500 of
     rent per quarter was paid to a related
     party in 2001)                                    129,915            61,885            531,199           287,076
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                  (129,915)          (61,885)          (531,199)         (287,076)
                                               ---------------    --------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
   Interest income                                           0               628                  0             3,724
   Interest expense                                     (1,865)                0             (4,324)                0
                                               ---------------   ---------------    ---------------   ---------------

                                                        (1,865)              628             (4,324)            3,724
                                               ---------------   ---------------    ---------------   ---------------

NET LOSS                                       $      (131,780)  $       (61,257)   $      (535,523)  $      (283,352)
                                               ===============   ================   ===============   ================

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.01)  $         (0.01)   $         (0.05)  $         (0.03)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    10,943,688        10,783,000         10,838,169        10,736,971
                                               ===============   ===============    ===============   ===============




       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months        Nine Months
                                                                       Ended              Ended
                                                                      Sept. 30,         Sept. 30,
                                                                       2002               2001
                                                                  ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $     (535,523)   $      (283,352)
   Adjustments to reconcile net loss to net cash
   used in operating activities
     Common stock issued for services                                          0             51,000
     Changes in operating liabilities
       Prepaids                                                                0             (1,945)
       Accounts payable                                                  316,422              6,876
       Due to related party                                                8,315                421
       Accrued payroll and related expenses                              112,220            (50,105)
                                                                  ---------------   ----------------

         Net cash used in operating activities                           (98,566)          (277,105)
                                                                  ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from shareholder                                              80,012                  0
   Proceeds from issuance of common stock                                 49,569            114,000
   Stock offering costs                                                  (31,787)           (28,161)
                                                                  ---------------   ----------------

         Net cash provided by financing activities                        97,794             85,839
                                                                  ---------------   ----------------

NET CHANGE IN CASH                                                          (772)          (191,266)

CASH, beginning of period                                                  8,347            242,967
                                                                  ---------------   ----------------

CASH, end of period                                               $        7,575    $        51,701
                                                                  ===============   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                       $        4,324    $             0
   Cash paid during the period for taxes                          $            0    $         2,455





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Aviation Upgrade Technologies, Inc. ("AUT" or the "Company") is a Nevada corporation, organized on January 8, 1999. The Company was originally formed to develop, market and install modifications to aircraft, such as the Boeing 727, which were designed to improve and extend the economic life of these aircraft by bringing them into compliance with strict noise and emission control levels as they became mandatory in the years ahead. On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation). On July 9, 2002, the federal district court issued a series of rulings which dismissed the AUT claims against Boeing, CFMI and Rolls-Royce. The Company filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and the Company's lawyers estimate that an appellate decision is not likely for approximately two years.

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

         In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. Through September 30, 2002, the Company has incurred $101,284 in development costs. In addition, it stipulated the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product, which shares have been issued.

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

         Equipment - During the quarter ended September 30, 2002, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the year ended December 31, 2001, AUT issued 52,500 shares of common stock for services. No shares were issued for services during the quarter ended September 30, 2002.

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

         Research and Development - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $17,462 for the quarter ended September 30, 2002 and $4,789 for the quarter ended September 30, 2001.

         Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, prepaid expenses and current liabilities. The Company believes all the financial instruments recorded are valued at their approximate fair value.

NOTE 3 - COMMITMENTS

         Operating Lease - The Company's founder and majority stockholder provided approximately 400 square feet of office space for the Company's use through his privately held marketing company until December 2001. In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Rent expense was $1,050 for the quarter ended September 30, 2002.

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

         Licensing Agreement - In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. Through September 30, 2002, the Company has incurred $101,284 in development costs. In addition, it stipulated the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and another 1,000 shares of common stock to another individual for naming the product, which shares have been issued.


NOTE 4 - WARRANTS

         In the Company's previous stock offerings, for each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at any time at the option of the warrant holder and expire three years from the date of issuance. All outstanding warrants were issued in connection with the sale of stock and, therefore, no expense was recorded for their issuance. For each of the quarters ended September 30, 2002 and 2001, the Company did not issue any warrants.

         The following represents a summary of the warrants outstanding:

                                                            Sept. 30, 2002                    Sept. 30, 2001
                                                   -------------------------------   -------------------------------
                                                                        Wtd Avg                           Wtd Avg
                                                       Shares          Ex Price          Shares          Ex Price
                                                   --------------  ---------------   --------------  ---------------
         Outstanding, beginning of period                 391,000   $          .10          527,000  $           .10

         Granted                                                0                0                0                0
         Exercised                                         97,186              .10                0              .10
                                                   --------------  ---------------   --------------  ---------------

         Outstanding, end of period                       293,814   $          .10          527,000  $          0.10
                                                   ==============  ===============   ==============  ===============

         Weighted average fair value of
         warrants granted                                           $         0.10                   $          0.10
                                                                   ===============                   ===============


         The outstanding warrants at September 30, 2002 and 2001 are all held by other stockholders and no warrants are held by officers or directors.

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

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. The SEC declared the Registration Statement effective on March 4, 2002. The Registration Statement was withdrawn on October 30, 2002. No shares were issued by the Company in connection with the Registration Statement for the quarter ended September 30, 2002. However, during the quarter ended September 30, 2002, the Company issued 97,186 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $9,719. All proceeds were used for general operating purposes.

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

NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                    Nine Months         Nine Months
                                                                       Ended               Ended
                                                                     Sept. 30,           Sept. 30,
                                                                       2002                2001
                                                                 ----------------    ----------------

         Numerator for basic and diluted loss per share
           Net loss                                              $       (585,471)   $       (283,352)
                                                                 ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                     10,838,169          10,736,971
                                                                 ================    ================

         Basic and diluted loss per share
           Net loss                                              $          (0.05)    $         (0.03)
                                                                 ================    ================


NOTE 7 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $31,541 as of September 30, 2002. All the payroll and related expenses recorded as of September 30, 2002 were owing to the Chief Executive Officer and majority shareholder. In addition, during the quarter ended September 30, 2002, AUT obtained an additional advance from Mr. Lundqvist's privately held marketing company in the amount of $31,012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General -Aviation Upgrade Technologies, Inc. ("AUT") is a start-up company and to date has had no revenue from operations. Our primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. In 2000, we filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. On July 9, 2002, the federal district court issued a series of rulings which dismissed the AUT claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that AUT had not sustained its burden of establishing that it could have raised the financing necessary to go forward with the project. Our lawyers have carefully reviewed these rulings and have advised us that there is a reasonable probability that the decisions will not survive appellate review because the district judge applied a standard more onerous than the one actually agreed upon by the parties. We filed a notice to appeal the court's ruling on August 2, 2002, however, the appeal process in the federal system in California is, unfortunately, relatively slow and our lawyers estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from the management of AUT and minimal or no costs are expected to be incurred.

         In April 2001, we signed a licensing agreement with Torbjorn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately four pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. Through September 30, 2002, the Company has incurred $101,284 in development costs.

         Liquidity and Capital Resources - The cash on hand as of September 30, 2002 was $7,575, down from $51,701 at September 30, 2001 due to lack of revenues and continuing general and administrative expenses. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $581,067 from $16,323 at September 30, 2001 to $597,390 at September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $1,358,855. In September 2002, we issued 97,186 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $9,719. All proceeds were used for general operating purposes. The amount of expenditures required to maintain operations is currently approximately at $31,500 per month. This amount represents minimal operating and research and development costs as currently incurred and will increase to an unknown amount once production of the tire valve cap commences. Sufficient additional capital or other financing is necessary to commence manufacture of the tire valve cap and to continue in business. We are currently unable to satisfy our ongoing operating cash requirements and are attempting to raise additional working capital from the sale of our securities.

         Results of Operations - Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001 - During the three months ended September 30, 2002 and the three months ended September 30, 2001, we generated no revenues. Total operating expenses for the three months ended September 30, 2002 were $129,915, compared to total operating expenses for the three months ended September 30, 2001 of $61,885. The increase of $68,030 is due primarily to increases of approximately $40,000 in legal expense reimbursements and fees, approximately $13,000 in research and development costs, approximately $6,000 in insurance costs and approximately $7,000 in patent legal fees. In the three months ended September 30, 2002, our net loss was $131,780, compared to a loss of $61,257 for the prior year period.

         Results of Operations - Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000 - During the nine months ended September 30, 2002 and 2001, we generated no revenues. Total operating expenses for the nine months ended September 30, 2002 were $531,199, compared to total operating expenses for the nine months ended September 30, 2001 of $287,076. The increase of $244,123 is due primarily to an increase of approximately $273,000 in legal expense reimbursements and fees offset by a decrease of approximately $32,000 in research and development costs. In the nine months ended September 30, 2002, our net loss was $535,523, compared to a loss of $283,352 for the prior year period.

         Plan of Operation For Next 12 Months - On June 30, 2000, we filed a lawsuit against The Boeing Company, a Delaware corporation, CFM International, Inc., a Delaware corporation, and Rolls Royce PLC, a United Kingdom corporation, in the United States District Court for the Central District of California, Western Division (Case #00-07157) for violations of the Sherman Act ss.ss. 1 and 2, intentional interference with prospective economic relationships and breach of contract ("Boeing Litigation"). We were seeking actual and economic damages and attorneys' fees and costs. On July 9, 2002, the court issued a series of rulings which dismissed our claims against Boeing, CFMI and Rolls-Royce. The court found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from our management team and minimal or no costs are expected to be incurred in the Boeing litigation.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer has evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report and has concluded that there are no significant deficiencies or material weaknesses. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from our management team and minimal or no costs are expected to be incurred.


Item 2.  Changes in Securities.
         ---------------------

         During the periods August 2002 and September 2002, outstanding warrants to purchase 97,186 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the offering or the exercise of the warrants.

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

         a.       Exhibits
                  None.

         b.       Reports on Form 8-K.
                  None.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 2002           AVIATION UPGRADE TECHNOLOGIES, INC.



                                     By:  /s/ TORBJORN B. LUNDQVIST
                                          --------------------------------------
                                          TORBJORN B. LUNDQVIST
                                          Chief Executive Officer

                                 CERTIFICATIONS

I, Torbjorn B. Lundqvist, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aviation Upgrade Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/ Torbjorn B. Lundqvist
------------------------------
Torbjorn B. Lundqvist
Chief Executive Officer

                                 CERTIFICATIONS

I, Torbjorn B. Lundqvist, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aviation Upgrade Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/ Torbjorn B. Lundqvist
---------------------------------
Torbjorn B. Lundqvist
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Torbjorn B. Lundqvist
                                                   ----------------------------
                                                   Torbjorn B. Lundqvist
                                                   Chief Executive Officer
                                                   November 12, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/ Torbjorn B. Lundqvist
                                                -------------------------------
                                                Torbjorn B. Lundqvist
                                                Chief Financial Officer
                                                November 12, 2002