Form 10KSB
period 2002-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2003-03-27
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.


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

                                 (702) 450-0003
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

           Common stock                                  None
----------------------------------    ------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                  Common stock
--------------------------------------------------------------------------------
                                (Title of class)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2002 was $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 27, 2003 was approximately $0.

The number of shares of the common stock outstanding as of March 27, 2003 was 11,042,418.

Documents incorporated by reference:   None.

PART 1

         Aviation Upgrade Technologies, Inc., a Nevada corporation ("Company," "we," or "AUT"), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, our Registration Statement on Form 10-SB was declared effective and we became a reporting company pursuant to the Securities Exchange Act of 1934. We did not file any periodic reports or other information with the Securities and Exchange Commission until March 2001, at which time, we filed all delinquent quarterly and annual reports for the year ended December 31, 2000 concurrently. We have filed all quarterly reports for the years ended December 31, 2001 and 2002 on a timely basis.

Item 1.  Description of Business

         Business Development. We were incorporated in Nevada on January 8, 1999. We have had no revenue from operations since inception and no current customers for our Air Alert Valve Cap product. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of our business.

         Our primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. In 2000, we filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. On July 9, 2002, the federal district court issued a series of rulings which dismissed the AUT claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that AUT had not sustained its burden of establishing that it could have raised the financing necessary to go forward with the project. Our lawyers have carefully reviewed these rulings and have advised us that there is a reasonable probability that the decisions will not survive appellate review because the district judge applied a standard more onerous than the one actually agreed upon by the parties. We filed a notice to appeal the court's ruling on August 2, 2002, however, the appeal process in the federal system in California is, unfortunately, relatively slow and our lawyers estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from the management of AUT, and minimal or no costs are expected to be incurred.

         In April 2001, we signed a licensing agreement with Torbjorn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately four pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. Through December 31, 2002, the Company has incurred $110,369 in total costs.

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

         Manufacturing. We are currently in negotiations to contract with third parties to manufacture the Air Alert Valve Cap. We currently do not have a relationship with any third party to manufacture the valve cap. If we are unable to find a third party to manufacture the valve cap, we will need to develop other sources of revenue.

         Marketing. We believe that our target market will initially be automotive retailers and department stores with automobile sections. Ultimately, we will target automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. We hope that someday the valve cap technology will become standard equipment on all new vehicles sold in the United States and all over the industrialized world. If mass-produced, the cost of this product is expected to be less than $1.00 each, which we believe will allow for a significant profit margin for each product sold.

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

         Research and Development. We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic valve cap. During the year ended December 31, 2002, we incurred $33,136 for research and development costs in connection with the licensing agreement. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks, the amount of which totals $110,369 through December 31, 2002. Included in these costs are 50,000 shares of common stock issued to Claes Grondahl for his efforts in co-designing the product with Mr. Lundqvist and 1,000 shares to Doug Watt for the name "Air Alert Valve Cap."

         Insurance. We are currently insured with an aggregate limit policy of $2,000,000 of product liability insurance for the Air Alert Valve Cap.

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

Item 2.  Description of Property

         Our corporate headquarters are located in Las Vegas, Nevada. We have renewed that lease for office space for which we pay $350 per month. The lease has a term of six months and expires on June 30, 2003. It includes certain amenities such as receptionist services and conference rooms.

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

         Our lawsuit alleges that we developed a workable plan to reconfigure approximately seven hundred 727 aircraft by converting it to two engines, replacing the avionics, remodeling the cockpit and making other changes. The price of the virtually new aircraft would have been about $24 million making them directly competitive with the new Boeing 757 and threatening sales of that aircraft of about $35 billion. The complaint alleges that to prevent such competition, Boeing, in violation of the Sherman Act, induced and persuaded the engine manufacturers and its engineering unit not to deal with us on express or implicit threats of retaliation.

         On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000.

         We filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for up to two years. During this two year period, however, there should be virtually no time or effort required from our management team and minimal or no costs are expected to be incurred.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the stockholders at any time during the fourth quarter of the year ended December 31, 2002.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. We have not yet delivered an annual report to security holders for the year ended December 31, 2002; however, we intend to provide an annual report to our security holders, which will include audited financial statements.

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

         As of March 27, 2003, there were 87 record holders of our common stock.

         As of March 27, 2003, there were 270,582 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase of an additional share of common stock at $0.10 per share. These warrants expire three years from the date of issuance.

         Most of the shares of our common stock are subject to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a non-affiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

         There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

         Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2002, we issued unregistered shares of our Common Stock in the following transactions:

         During the period May 2002 and June 2002, outstanding warrants to purchase 136,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         During the periods August 2002 and September 2002, outstanding warrants to purchase 97,186 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         In October 2002, outstanding warrants to purchase 20,232 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         In November 2002, outstanding warrants to purchase 3,000 shares of common stock were exercised by the holders; however, the shares were not issued as of December 31, 2002. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

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

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve sets the pressure inside a control chamber in the valve cap equal to the pressure in the tire. If the pressure in the tire drops by more than approximately two pounds per square inch, a red light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product.

For the fiscal year ended December 31, 2002, compared to the fiscal year ended December 31, 2001.

         Liquidity and Capital Resources. The cash on hand as of December 31, 2002 was $1,342, as compared to $8,347 as of December 31, 2001. Total current liabilities were $705,488 as of December 31, 2002, an increase over the prior year balance of $80,420, represented primarily by accrued payroll, advances, and legal fees and costs. We had negative working capital of $704,146 as of December 31, 2002, and we had an accumulated deficit of $1,479,437 as compared to an accumulated deficit of $773,383 at December 31, 2001. In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. The SEC declared the Registration Statement effective on March 4, 2002. In June 2002, 3,000 shares were issued by the Company in connection with the Registration Statement for total cash consideration of $26,250. Total offering costs for the two years ended December 31, 2002 and 2001 consisting of legal expenses and filing fees amounted to $26,250. The Registration Statement was withdrawn on October 30, 2002 and the unsold shares were deregistered. In addition, during the year ended December 31, 2002, the Company issued 253,418 shares and subscribed 3,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $25,642. All proceeds were used for general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month. Therefore, at year-end and as of March 27, 2003, we are unable to satisfy our cash requirements for continuing operations. Our continued ability to operate is dependent upon the raising of additional capital; however, we have not yet identified any source from which additional funds could be raised. Accordingly, we are currently unable to produce or market the Air Alert Valve Cap.

         Results of Operations. Since our inception, we have generated no revenues. Total operating expenses for the year ended December 31, 2002 were $699,565 compared to total operating expenses for the prior year period of $386,025. The increase of $313,540 resulted primarily from an increase of $300,000 in costs associated with the Boeing Litigation offset by a $40,000 decrease in research and development costs. For the year ended December 31, 2002, our net loss was $706,054, compared to a loss of $382,219 for the prior period.

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

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we have paid $110,369 to our chief executive officer, and other vendors, as reimbursement and payment for all costs incurred through December 31, 2002 in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

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

Item 7.  Financial Statements


Independent Auditors' Report.................................................11

Balance Sheets as of December 31, 2002 and 2001..............................12

Statements of Operations for the years ended December 31, 2002,
2001 and 2000................................................................13

Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2002, 2001 and 2000.............................................14

Statements of Cash Flows for the years ended December 31, 2002,
2001 and 2000................................................................15

Notes to Financial Statements ..........................................16 - 20

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Stockholders of AVIATION UPGRADE TECHNOLOGIES, Inc.



         We have audited the accompanying balance sheets of Aviation Upgrade Technologies, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Upgrade Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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




                                      /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                          Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation

Newport Beach, California
February 11, 2003

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                    ASSETS
                                    ------

                                                                         December 31,
                                                              -----------------------------------
                                                                    2002                2001
                                                              ----------------    ---------------

CURRENT ASSETS
   Cash                                                       $         1,342     $         8,347
   Prepaid expenses                                                         0              10,000
                                                              ---------------     ---------------

     Total current assets                                               1,342              18,347

OTHER ASSETS                                                              350                 350
                                                              ---------------     ---------------

     Total assets                                             $         1,692     $        18,697
                                                              ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                           $       390,944     $        33,523
   Due to related party                                                36,632              23,226
   Accrued payroll and related expenses                               171,400              23,671
   Advances from stockholder                                          106,512                   0
                                                              ---------------     ---------------

     Total current liabilities                                        705,488              80,420
                                                              ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
   11,042,418 and 10,783,000 shares issued and outstanding at
     December 31, 2002 and 2001, respectively                          11,042              10,783
   Additional paid-in capital                                         764,599             700,877
   Accumulated deficit                                             (1,479,437)           (773,383)
                                                              ----------------    ---------------

     Total stockholders' deficit                                     (703,796)            (61,723)
                                                              ----------------    ----------------

     Total liabilities and stockholders' deficit              $         1,692     $        18,697
                                                              ===============     ===============







            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS



                                                                                       Years Ended
                                                              -----------------------------------------------------------
                                                                                      December 31,
                                                              -----------------------------------------------------------
                                                                     2002                 2001                 2000
                                                               ----------------     ----------------     ----------------

REVENUES                                                       $              0     $              0     $              0

COST OF SALES                                                                 0                    0                    0
                                                               ----------------     ----------------     ----------------

GROSS PROFIT                                                                  0                    0                    0
                                                               ----------------     ----------------     ----------------

OPERATING EXPENSES
   General and  administrative  ($18,000 of rent was paid to
     a related party in 2001, 2000)                                     666,429              313,377              253,148
   Research and development                                              33,136               72,648                    0
                                                              -----------------    -----------------    -----------------
                                                                        699,565              386,025              253,148
                                                              -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                                                   (699,565)            (386,025)            (253,148)

OTHER INCOME (EXPENSE)
   Interest income                                                            0                3,806                    0
   Interest expense                                                      (6,489)                   0               (8,507)
                                                               -----------------    ----------------     ----------------

NET LOSS                                                       $       (706,054)    $       (382,219)    $       (261,655)
                                                               ================     ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE                        $          (0.06)    $         (0.04)     $         (0.03)
                                                               ================     ================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           11,029,956           10,757,574           10,003,604
                                                               ================     ================     ================








            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                         Additional
                                        Common Stock          Common Stock Subscribed      Paid-In    Accumulated
                                     Shares      Amount        Shares         Amount       Capital      Deficit         Total
                                  -----------  -----------   ----------   -------------  -----------  ------------   ------------

Balance, December 31, 1999         10,000,000  $    10,000       75,000   $          75  $    64,925  $    129,509)  $   (54,509)

Common stock issued for $1.00 per
  share                               468,000          468      (75,000)            (75)     392,607             0        393,000
Common stock subscribed for $1.00
  per share                                 0            0       43,000              43       42,957             0         43,000
Common stock issued for services      148,500          149            0               0      116,851             0        117,000
Net loss                                    0            0            0               0            0      (261,655)      (261,655)
                                  -----------  -----------   ----------   -------------  -----------  -------------   ------------

Balance, December 31, 2000         10,616,500       10,617       43,000              43      617,340      (391,164)       236,836

Common stock issued for $1.00 per
  share                               114,000          114      (43,000)            (43)      69,429             0         69,500
Common stock issued for services       52,500           52            0               0       52,448             0         52,500
Cost of funding                             0            0            0               0      (38,340)            0        (38,340)
Net loss                                    0            0            0               0            0      (382,219)      (382,219)
                                  -----------  -----------   ----------   -------------  -----------  ------------   ------------

Balance, December 31, 2001         10,783,000       10,783            0               0      700,877      (773,383)       (61,723)

Common stock issued on warrant
  exercise for $0.10 per share        256,418          256            0               0       25,385             0         25,641
Common stock issued for $8.75 per
  share                                 3,000            3            0               0       26,247             0         26,250
Write off of deferred offering              0            0            0               0       12,090             0         12,090
  costs
Net loss                                    0            0            0               0            0      (706,054)      (706,054)
                                  -----------  -----------   ----------   -------------  -----------  ------------   ------------

Balance, December 31, 2002         11,042,418  $    11,042            0   $           0  $   764,599  $ (1,479,437) $    (703,796)
                                 ============  ===========  ===========   =============  ===========  ============= =============





            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                            Years Ended
                                                                     ----------------------------------------------------------
                                                                                           December 31,
                                                                     ----------------------------------------------------------
                                                                            2002                2001               2000
                                                                      ----------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $       (706,054)   $       (382,219)  $       (261,655)
   Adjustments to reconcile net loss to net cash used in operating activities
     Write off of deferred offering costs                                       43,877                   0                  0
     Common stock issued for services                                                0              51,000            117,000
     Changes in operating assets and liabilities
       Prepaid expenses                                                         10,000                   0            (10,000)
       Other assets                                                                  0                (350)                 0
       Accounts payable                                                        357,422              29,784              3,739
       Due to related party                                                     13,406              17,939            (49,222)
       Accrued payroll and related expenses                                    147,728             (26,434)            50,105
                                                                      ----------------    -----------------  ----------------

         Net cash used in operating activities                                (133,621)           (310,280)          (150,033)
                                                                      ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from stockholder                                                   106,512                   0                  0
   Proceeds from issuance of common stock                                       51,891              71,000            393,000
   Common stock subscribed                                                           0              43,000                  0
   Stock offering costs                                                        (31,787)            (38,340)                 0
                                                                      -----------------   -----------------  ----------------

         Net cash provided by financing activities                             126,616              75,660            393,000
                                                                      ----------------    ----------------   ----------------

NET INCREASE (DECREASE) CASH                                                    (7,005)           (234,620)           242,967

CASH, beginning of year                                                          8,347             242,967                  0
                                                                      ----------------    ----------------   ----------------

CASH, end of year                                                     $          1,342    $          8,347   $        242,967
                                                                      ================    ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                           $              0    $              0   $          8,507
   Cash paid during the period for taxes                              $             17    $          2,455   $              0


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    During the year ended December 31, 2002, the Company wrote off deferred offering costs of $43,877.

    During the year ended December 31, 2001, the Company issued 1,500 shares of common stock valued at $1.00 per share for services relating to raising capital.

    During the year ended December 31, 2000, the Company issued 31,500 shares of common stock valued at $1.00 per share for services relating to raising capital.

    During the year ended December 31 2000, the Company recorded a subscription receivable in the amount of $43,000 relating to the subscription of 43,000 shares of common stock.




            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

         Cash and cash equivalents - For the purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2002 and 2001, there were no cash equivalents.

         Equipment - During the year ended December 31, 2002, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         Common Stock Issued for Services Rendered - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. No common stock was issued for services during the year ended December 31, 2002. During the year ended December 31, 2001, AUT issued 52,500 shares of common stock for services, 1,500 shares for investor relations services and 51,000 shares were issued in connection with a licensing agreement for the electronic tire valve cap. During the year ended December 31, 2000, 148,500 shares were issued to directors and consultants for services.

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

         Research and Development - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $33,136 and $72,648 for the years ended December 31, 2002 and 2001, respectively. No research and development costs were incurred in prior periods.

         Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, prepaid expenses and current liabilities. The Company believes all the financial instruments recorded are valued at their approximate fair value.

NOTE 2 - INCOME TAXES

         No provisions for income taxes for the years ended December 31, 2002, 2001 and 2000 is required, except for minimum state taxes, since the Company incurred taxable losses during these periods.

         As of December 31, 2002, 2001 and 2000 the Company's only deferred tax item was capitalized start-up costs of approximately $706,000, $382,000, and $262,000, respectively. Due to the Company's lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.

NOTE 3 - COMMITMENTS

         Operating Lease - The Company's founder and majority stockholder provided approximately 400 square feet of office space for the Company's use through his privately held marketing company to December 2001. Rent expense was $18,000 in each of the years ended December 31, 2001 and 2000.

         In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Monthly lease payments are $350 for a term of six (6) months. The lease expires on June 30, 2003. Lease expense during the year ended December 31, 2002 was $4,550.

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

         Licensing Agreement - In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement to a maximum of $50,000. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product, all shares of which were issued in 2001.

NOTE 4 - WARRANTS

         During 2001 and 2000, the Company issued 71,000 and 436,000 warrants in connection with the sale of its common stock to investors, respectively. For each share of stock sold at $1.00, a warrant was issued for the purchase of an additional share of common stock at $0.10. These warrants are exercisable at the option of the warrant holder and expire three years from the date of issuance. All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of December 31, 2002 and 2001:

                                                                2002                               2001
                                                   -------------------------------    -------------------------------
                                                                        Wtd Avg                            Wtd Avg
                                                      Shares           Ex Price          Shares           Ex Price
                                                   -------------     -------------    -------------     -------------
         Outstanding, beginning of period                527,000     $        0.10          456,000     $        0.10

         Granted                                               0                 0           71,000              0.10
         Exercised                                      (256,418)             0.10                0                 0
         Expired/forfeited                                     0                 0                0                 0
                                                   -------------     -------------    -------------     -------------

         Outstanding, end of period                      270,582     $        0.10          527,000     $        0.10
                                                   =============     =============    =============     =============

         Weighted average fair value of warrants granted             $        0.10                      $        0.10
                                                                     =============                      =============

         The outstanding warrants at December 31, 2002 and 2001 are all held by stockholders, five thousand (5,000) of which were issued to a former officer and director in connection with his purchase of stock.

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

     Most of the Company's common stock is held by insiders and persons who acquired shares in private offerings. These are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date, and there is no assurance that the Company will ever be able to pay dividends in the future.

         In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. The SEC declared the Registration Statement effective on March 4, 2002. In June 2002, 3,000 shares were issued by the Company in connection with the Registration Statement for total cash consideration of $26,250. Total offering costs for the years ended December 31, 2002 and 2001 consisting of legal expenses and filing fees amounted to $26,250. The Registration Statement was withdrawn on October 30, 2002. In addition, during the year ended December 31, 2002, the Company issued 253,418 shares and subscribed 3,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $25,641. All proceeds were used for general operating purposes.

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration. The new rule, which was issued in early May 2002, requires that, by 2006, all vehicles sold in the United States have a low-tire-pressure warning system in the dashboard. On July 17, 2002, AUT filed a petition for the inclusion of the electronic tire valve cap in the rule. In addition to $5,000 in consulting fees paid under the agreement during the year ended December 31, 2001, 10,000 shares of common stock may be issued if the tire valve cap ultimately qualifies for the new rule.


NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                    Year Ended
                                                              ---------------------------------------------------------
                                                                                    December 31,
                                                              ---------------------------------------------------------
                                                                    2002                2001               2000
                                                              ----------------    ----------------   ----------------

         Numerator for basic and diluted loss per share
           Net loss                                           $       (706,054)   $       (382,219)  $       (261,655)
                                                              ================    ================   ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                  11,029,956          10,757,574         10,003,604
                                                              ================    ================   ================

         Basic and diluted loss per share
           Net loss                                           $          (0.06)   $         (0.04)   $          (0.03)
                                                              ================    ================   ================

NOTE 7 - LEGAL MATTERS

         On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from our management team, and minimal or no costs are expected to be incurred.

NOTE 8 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $36,632 and $23,226 as of December 31, 2002 and 2001, respectively. All the payroll and related expenses recorded as of December 31, 2002 were owing to the Chief Executive Officer and majority stockholder. In addition, during the year ended December 31, 2002, AUT obtained advances from Mr. Lundqvist's privately held marketing company in the amount of $106,512. The Company pays interest on these advances ranging from nine percent (9%) to twenty percent (20%). Interest paid on these advances totaled $5,332 for the year ended December 31, 2002.

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

            In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $33,136 and $72,648 (including $51,000 in value of stock issued for services valued at $1.00 per share) during the years ended December 31, 2002 and 2001, respectively for research and development costs in connection with the development of the tire valve cap. No research and development costs were incurred in prior periods.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

         Our directors and principal executive officers are as specified on the following table:

========================== ======== ===========================================
  Name                       Age        Position
-------------------------- -------- -------------------------------------------
  Torbjorn B. Lundqvist      50         Chairman and Chief Executive Officer
-------------------------- -------- -------------------------------------------
  Dick G. Lindholm           52         Vice President, Director
-------------------------- -------- -------------------------------------------
  William S. Rhodes          52         President, Director
========================== ======== ===========================================

         Torbjorn B. Lundqvist. Mr. Lundqvist has been our chief executive officer and the chairman of our board of directors since our inception. Mr. Lundqvist has been primarily responsible for the formation and development to date of Aviation Upgrade Technologies, Inc. Mr. Lundqvist has had vast experience in international business. His strength is managing and developing new ventures and ideas. Mr. Lundqvist was born in Helsinki, Finland in 1952. After serving as a transportation officer during his mandatory service in the Finnish army, he owned and managed several companies in Finland, including companies involved in remodeling and manufacturing. Since 1982, Mr. Lundqvist has been owner and president of Minitec Marketing, Inc. which is an import and export firm. Among other things, Minitec Marketing, Inc. invented, patented and manufactured a Power Take Out for 4-wheel drive GM vehicles. This product allows the user to divert some of the power from the vehicles engine and use it for other purposes than powering the vehicle itself, e.g. external devices like snow blowers, generators, and pumps. The product was developed to suit a niche market in Finland. Since 1989 he has also been owner and president of Minitec Motors, Inc., USA, a car dealership specializing in exporting cars to niche markets where a slight modification of the vehicle would put it in a lower tax bracket when imported to that particular nice market. Mr. Lundqvist is not an officer or director of any other reporting company.

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

         During the year-ended December 31, 2002, no Section 16(a) filings were required; however, none of the Company's officers or directors filed the required Form 5 by February 14, 2003.

Item 10.  Executive Compensation

         Cash Compensation of Executive Officers - The following table sets forth the total compensation earned by the Chief Executive Officer and Directors per annum for the previous three years inception.

                                        Annual Compensation                           Long-Term Compensation
                      ----------------------------------------------------  --------------------------------------
                                                                                Restricted     Common Shares
                                                                 Other            Stock      Underlying Options
                                                 Annual          Awards          Granted         Granted             All Other
  Name and Position     Year       Salary         Bonus       Compensation      (# Shares)      (# Shares)         Compensation
--------------------   -----   -------------  ------------  ----------------  -------------- -------------------- --------------
Torbjorn B.             2002      $140,000         -0-            -0-               -0-               -0-               -0-
Lundqvist, Chairman     2001      $140,000         -0-            -0-               -0-               -0-               -0-
and CEO                 2000       $81,667         -0-            -0-               -0-               -0-               -0-

Dick G. Lindholm,       2002         -0-           -0-            -0-               -0-               -0-               -0-
Director                2001         -0-           -0-            -0-               -0-               -0-               -0-
                        2000         -0-           -0-            -0-              35,000             -0-               -0-

William S. Rhodes,      2002         -0-           -0-            -0-               -0-               -0-               -0-
Director (2)            2001         -0-           -0-            -0-               -0-               -0-               -0-
                        2000         -0-           -0-            -0-              10,000             -0-               -0-

Darle Ford, (1)         2002         -0-           -0-            -0-               -0-               -0-               -0-
Former Officer and      2001         -0-           -0-            -0-               -0-               -0-               -0-
Director                2000        -0--           -0-            -0-              3,000              -0-               -0-

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

         Indemnification of Directors. Section 6 of our Bylaws provide, among other things, that our officers or directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as an officer or director, except liability for:

     o any breach of such officer's or director's duty of loyalty to us or our security holders;
     o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
     o unlawful payments of dividends or unlawful stock purchase or redemption by us; or
     o any transaction from which such officer or director derived any improper personal benefit.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March ___, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class      Name and Address of Beneficial Owner     Amount and Nature of Beneficial         Percent of Class
                                                             Owner
----------------    --------------------------------------   ------------------------------------    -----------------

Common Stock        Torbjorn B. Lundqvist,                   10,000,000 shares, chief executive          90.6%
                    6550 South Pecos Road, Suite 142         officer, chairman of board of
                    Las Vegas, Nevada   89120                directors

Common Stock        Dick G. Lindholm                         35,000 shares, vice president,              0.3%
                                                             director


Common Stock        William S. Rhodes*                       10,000 shares, president, director          0.1%


Common Stock        All directors and named executive        10,045,000 shares                           91.0%
                    officers as a group

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

         Related party transactions. Mr. Lundqvist, our chief executive officer and director and principal shareholder, provides substantially all the assets used by us, including the 400 square feet of office space we occupied to December 2001, through Minitec Marketing, Inc., his privately held marketing company. We reimbursed this entity $1,500 per month for the use of this space through December 2001. We have also reimbursed this entity for the cost of the services it has paid on behalf of AUT.

         We entered into a license agreement with Torbjorn B. Lundqvist, to license the marketing rights for the tire valve technology. During the years ended December 31, 2002 and 2001, we incurred $33,136 and $72,648 for research and development costs in connection with the licensing agreement (including $51,000 for shares issued for services in 2001). We issued 50,000 shares to Claes Grondahl for his efforts in co-designing the product with Lundqvist and 1,000 shares to Doug Watt, one of our shareholders, for the name "Air Alert Valve Cap." The 51,000 shares were valued at $51,000. Claes Grondahl is a cousin of Torbjorn B. Lundqvist, our chief executive officer. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. The license agreement also specifies that we will enter into a manufacturing agreement with Torbjorn B. Lundqvist, our chief executive officer. However, no terms of the manufacturing agreement have been negotiated.

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

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) The following financial statements are included in Part II, Item 7.
                                                                           PAGE
                                                                           ----

Independent Auditors' Report.................................................11

Balance Sheets as of December 31, 2002 and 2001..............................12

Statements of Operations for the years ended December 31, 2002,
2001 and  2000...............................................................13

Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2002, 2001 and 2000.............................................14

Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000..........................................................15

Notes to Financial Statements ............................................16-20

(A3).....List of Exhibits Filed as Part of the Report

Exhibit No.
-----------
3.1            Certificate of Incorporation of the Company*
3.2            Bylaws of the Company*
10.1           Employment Agreement (1)
99.1           Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive
               Officer
99.2           Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial
               Officer

* Previously filed on December 2, 1999, as exhibit to the Registration Statement on Form 10-SB. (1) Previously filed in March 2002 as exhibit to the 2001 Annual Report on Form 10-KSB.

(B)      Reports on Form 8-K

         None

Item 14.  Controls and Procedures

         Within the 90 days prior to the date of this report, an evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

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

                 Signatures                                 Title                              Date
---------------------------------------     ---------------------------------------       --------------


/s/ Torbjorn B. Lundqvist
---------------------------------------      Chairman, Chief Executive Officer             March 27, 2003
Torbjorn B. Lundqvist                        (principal executive officer) and
                                             Chief Financial Officer (principal
                                             financial officer)

/s/ Dick G. Lindholm                         Director                                      March 27, 2003
---------------------------------------
Dick G. Lindholm

/s/ William S. Rhodes
------------------------------------------
William S. Rhodes                            Director                                      March 27, 2003

                                 CERTIFICATIONS

I, Torbjorn B. Lundqvist, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aviation Upgrade Technologies, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ Torbjorn B. Lundqvist
-----------------------------------
Torbjorn B. Lundqvist
Chief Executive Officer

                                 CERTIFICATIONS

I, Torbjorn B. Lundqvist, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aviation Upgrade Technologies, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ Torbjorn B. Lundqvist
-----------------------------------
Torbjorn B. Lundqvist
Chief Financial Officer