Form 10QSB
period 2003-05-14
AVIATION UPGRADE TECHNOLOGIES INC
filed 2003-05-15
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                ---------------  ---------------

Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     33-0881303
---------------------------------               -------------------------------
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

         As of May 14, 2003 the Company had 11,075,418 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2003....................................3

Condensed Statements of Operations for the three
   month periods ended March 31, 2003 and 2002...............................4

Condensed Statements of Cash Flows for the
  three month periods ended March 31, 2003 and 2002..........................5

Notes to Condensed Financial Statements......................................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation.............................................9

Item 3. Controls and Procedures..............................................11

PART 2 - OTHER INFORMATION...................................................12

SIGNATURE....................................................................13

CERTIFICATIONS...............................................................14

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                                       $            973
                                                                               ---------------

     Total current assets                                                                  973

OTHER ASSETS                                                                               350
                                                                              ----------------

     Total assets                                                             $          1,323
                                                                              ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                           $        424,958
   Due to related party                                                                 42,320
   Accrued payroll and related expenses                                                206,907
   Loan payable, stockholder                                                           121,112
                                                                              ----------------

     Total current liabilities                                                         795,297
                                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,048,418 shares issued and outstanding at
     March 31, 2003                                                                     11,048
   Additional paid-in capital                                                          765,193
   Accumulated deficit                                                              (1,570,215)
                                                                              -----------------

     Total stockholders' deficit                                                      (793,974)
                                                                              -----------------

     Total liabilities and stockholders' deficit                              $          1,323
                                                                              =================

       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months        Three Months
                                              Ended               Ended
                                            March 31,           March 31,
                                              2003                2002
                                        ----------------    ----------------

REVENUES                                $              0    $              0

COST OF SALES                                          0                   0
                                        ----------------    ----------------

GROSS PROFIT (LOSS)                                    0                   0
                                        ----------------    ----------------

OPERATING EXPENSES
   General and administrative                     84,065             164,241
   Research and development                        2,467               4,050
                                        ----------------    ----------------

LOSS FROM OPERATIONS                             (86,532)           (168,291)
                                        ----------------    ----------------

OTHER INCOME (EXPENSE)
   Interest expense                               (3,446)               (588)
                                        ----------------    ----------------

                                                  (3,446)               (588)
                                        ----------------    ----------------

NET LOSS BEFORE PROVISION FOR TAXES              (89,978)           (168,879)

PROVISION FOR TAXES                                  800                   0
                                        ----------------    ----------------

NET LOSS                                $        (90,778)   $       (168,879)
                                        ================    ================


BASIC AND DILUTED LOSS PER SHARE        $          (0.01)   $          (0.02)
                                        ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING           11,043,240          10,783,000
                                        ================    ================


       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months        Three Months
                                                             Ended               Ended
                                                           March 31,           March 31,
                                                             2003                2002
                                                       ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $        (90,778)   $       (168,879)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     Changes in operating liabilities
       Accounts payable                                          34,012             106,247
       Due to related party                                       5,689              14,514
       Accrued payroll and related expenses                      35,508              44,021
                                                       -----------------   -----------------

         Net cash used in operating activities                  (15,569)             (4,097)
                                                       -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under note payable                                 14,600              33,000
   Proceeds from issuance of common stock                           600                   0
   Stock offering costs                                               0             (28,966)
                                                      -----------------   ------------------

         Net cash provided by financing activities               15,200               4,034
                                                      -----------------   -----------------

NET CHANGE IN CASH                                                 (369)                (63)

CASH, beginning of period                                         1,342               8,347
                                                       ----------------    ----------------

CASH, end of period                                    $            973    $          8,284
                                                       ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest            $          3,446    $            588
   Cash paid during the period for taxes               $              0    $              0

       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.


NOTE B - WARRANTS

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

         The following represents a summary of the warrants outstanding as of March 31, 2003 and 2002:

                                                            March 31, 2003                    March 31, 2002
                                                   -------------------------------   -------------------------------
                                                                        Wtd Avg                           Wtd Avg
                                                       Shares          Ex Price          Shares          Ex Price
                                                   ---------------  -------------    --------------   --------------
         Outstanding, beginning of period                  270,582  $        0.10           527,000   $         0.10

         Granted                                                 0              0                 0             0.10
         Expired/forfeited/exercised                        (6,000)             0                 0                0
                                                   ---------------  -------------    --------------   --------------

         Outstanding, end of period                        264,582  $        0.10           527,000   $         0.10
                                                   ===============  =============    ==============   ==============

         Weighted average fair value of
         warrants granted                                           $        0.10                     $         0.10
                                                                    =============                     ==============

         The outstanding warrants at March 31, 2003 and 2002 are all held by stockholders, five thousand (5,000) of which were issued to a former officer and director in connection with his purchase of stock.

NOTE C - STOCKHOLDERS' DEFICIT

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

         During the three month period ended March 31, 2003, outstanding warrants to purchase 6,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.


NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                           Three Months        Three Months
                                                               Ended               Ended
                                                             March 31,           March 31,
                                                               2003                2002
                                                         ----------------    ----------------

 Numerator for basic and diluted loss per share
   Net loss                                              $        (90,778)   $       (168,879)
                                                         ================    ================

 Denominator for basic and diluted loss per share
   Weighted average shares                                     11,043,240          10,783,000
                                                         ================    ================

 Basic and diluted loss per share
   Net loss                                              $          (0.01)   $          (0.02)
                                                         ================    ================

NOTE E - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $42,320 as of March 31, 2003. All the payroll and related expenses recorded as of March 31, 2003 were owing to the Chief Executive Officer and majority stockholder. In addition, during the three months ended March 31, 2003, AUT obtained advances from Mr. Lundqvist's privately held marketing company in the amount of $14,600. The Company pays interest on these advances ranging from nine percent (9%) to twenty percent (20%). Interest paid on these advances totaled $3,446 for the three months ended March 31, 2003.

NOTE F - SUBSEQUENT EVENTS

         In May 2003, AUT entered into contracts with four entities to raise a total of $50,000 in profit participation investments. The contracts require the payment of $0.10 per package for each package of tire valve caps sold up to 1,000,000 packages for an aggregate return of up to $100,000. The Company received $25,000 on May 7, 2003 and expects to receive the remaining $25,000 within five days of the receipt of a purchase order for the tire valve cap from a major retailer.

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

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of March 31, 2003 was $973, as compared to $8,284 as of March 31, 2002. Total current liabilities were $795,297 as of March 31, 2003, an increase over the prior year balance of $517,094, represented primarily by accrued payroll, advances and legal fees and costs. We had negative working capital of $794,324 as of March 31, 2003, and we had an accumulated deficit of $1,570,215 as compared to an accumulated deficit of $942,262 at March 31, 2002. During the three months ended March 31, 2003, we issued 6,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $600. In May 2003, we entered into contracts with four entities to raise a total of $50,000 in profit participation investments. The contracts require the payment of $0.10 per package for each package of tire valve caps sold up to 1,000,000 packages for an aggregate return of up to $100,000. We received $25,000 on May 7, 2003 and expect to receive the remaining $25,000 within five days of the receipt of a purchase order for the tire valve cap from a major retailer. All proceeds are being used for general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month and our financial condition raises substantial doubt as to our ability to continue as a going concern and at March 31, 2003 and as of May 14, 2003, we are unable to satisfy our cash requirements for continuing operations. Our continued ability to operate is dependent upon the raising of additional capital; however, we cannot guarantee that additional funds could be raised on terms acceptable to us.

         RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002 - During the three months ended March 31, 2003 and the three months ended March 31, 2002, we generated no revenues and raised $600 from the issuance of common stock during the three months ended March 31, 2003. Total operating expenses for the three months ended March 31, 2003 were $86,532, compared to total operating expenses for the three months ended March 31, 2002 of $168,291. The decrease resulted primarily from lower legal costs from the Boeing Lawsuit of $64,222, lower general and patent legal costs of $11,762 and other lower general costs due to the lack of available funds. In the three months ended March 31, 2003, our net loss was $90,778, compared to a loss of $168,879 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $517,095 from $278,202 at March 31, 2002 to $795,297 at March 31, 2003.

         PLAN OF OPERATION FOR NEXT 12 MONTHS. On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from our management team, and minimal or no costs are expected to be incurred.

         With regard to the tire valve cap, we believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, the Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

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

         Our plan of operation is materially dependent on the outcome of the Boeing litigation and our ability to generate revenues from the electronic tire valve cap. We have acquired the marketing rights to the electronic tire valve cap. We believe that sales of the valve cap could potentially generate significant revenues. During the first quarter 2003, we visited several potential contract manufacturers in China and Taiwan and we are in the final stages of executing a manufacturing contract with one of these factories. Additionally, we are negotiating with major domestic and international retailers to obtain purchase orders for our tire valve cap, which we expect to receive in the second quarter of 2003.

         We need to raise additional capital to market, promote and sell the electronic tire valve cap. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we have paid $117,706 to our chief executive officer, and other vendors, as reimbursement and payment for all costs incurred through March 31, 2003 in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

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

Item 3. Controls and Procedures
-------------------------------

Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Excutive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls & procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

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


Item 2.  Changes in Securities.
         ---------------------

         During the period March 2003, outstanding warrants to purchase 6,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

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

                                           AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  May 14, 2003             By:  /s/  TORBJORN B. LUNDQVIST
                                    -------------------------------------------
                                           TORBJORN B. LUNDQVIST,
                                           Chief Executive Officer

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

Date:  May 14, 2003


/s/  TORBJORN B. LUNDQVIST
----------------------------------
Torbjorn B. Lundqvist
Chief Executive Officer

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

Date:  May 14, 2003


/s/ Torbjorn B. Lundqvist
----------------------------------
Torbjorn B. Lundqvist
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc., (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                  /s/  Torbjorn B. Lundqvist
                                  --------------------------------
                                  Torbjorn B. Lundqvist
                                  Chief Executive Officer
                                  May 14, 2003




                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc., (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                  /s/ Torbjorn B. Lundqvist
                                  --------------------------------
                                  Torbjorn B. Lundqvist
                                  Chief Financial Officer
                                  May 14, 2003