Form 10QSB
period 2003-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2003-08-08
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

         [ ]          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from           to
                                                       -----------  ----------

Commission File Number 0-27689


                       Aviation Upgrade Technologies, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                          33-0881303
---------------------------------                      ------------------------
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

         As of August 9, 2003 the Company had 11,140,418 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2003......................................3

Condensed Statements of Operations for the three and six
   month periods ended June 30, 2003 and 2002.................................4

Condensed Statements of Cash Flows for the three and six
  month periods ended June 30, 2003 and 2002..................................5

Notes to Condensed Financial Statements.......................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................9

Item 3.    Control and Procedures............................................11

PART 2 - OTHER INFORMATION...................................................11

SIGNATURE....................................................................12

CERTIFICATIONS............................................................13-15

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 2003


                                     ASSETS

CURRENT ASSETS
   Cash                                                          $             861
                                                                 -----------------

     Total current assets                                                      861

TOOLING COSTS                                                               20,000

OTHER ASSETS                                                                   350
                                                                 -----------------

     Total assets                                                $          21,211
                                                                 =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                              $         439,499
   Due to related party                                                     47,113
   Accrued payroll and related expenses                                    242,415
   Loan payable, stockholder                                               134,412
   Profit participation advances                                            45,000
                                                                 -----------------

     Total current liabilities                                             908,439
                                                                 -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,125,418 shares issued and outstanding at
     June 30, 2003                                                          11,125
   Additional paid-in capital                                              772,816
   Accumulated deficit                                                  (1,671,169)
                                                                 -----------------

     Total stockholders' deficit                                          (887,228)
                                                                 -----------------

     Total liabilities and stockholders' deficit                 $          21,211
                                                                 =================


       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended                    Six Months Ended
                                               ---------------------------------    ---------------------------------
                                                   June 30,          June 30,           June 30,          June 30,
                                                     2003              2002               2003              2002
                                               ---------------   ---------------    ---------------   ---------------

REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                          0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative                           97,125           232,993            184,458           401,284
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                   (97,125)         (232,993)          (184,458)         (401,284)
                                               ---------------   ---------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
   Interest income                                           0                 0                  0                 0
   Interest expense                                     (3,828)           (1,872)            (7,273)           (2,460)
                                               ---------------   ---------------    ---------------   ---------------

                                                         3,828             1,872              7,273             2,460
                                               ---------------   ---------------    ---------------   ---------------

NET LOSS                                       $      (100,953)  $      (234,865)   $      (191,731)  $      (403,744)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.01)  $         (0.02)   $         (0.02)  $         (0.04)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    11,082,517        10,786,089         11,062,987        10,784,536
                                               ===============   ===============    ===============   ===============


       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                          Six Months Ended
                                                                                 -------------------------------------
                                                                                      June 30,            June 30,
                                                                                        2003                2002
                                                                                 -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $        (191,731)  $        (403,744)
   Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                            0                   0
     Changes in operating liabilities
       Accounts payable                                                                     48,554             264,807
       Due to related party                                                                 10,481               4,209
       Accrued payroll and related expenses                                                 71,015              76,713
                                                                                 -----------------   -----------------

         Net cash used in operating activities                                             (61,681)            (58,015)
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Factory tooling costs                                                                   (20,000)                  0
                                                                                 -----------------   -----------------

         Net cash used by investing activities                                             (20,000)                  0
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from shareholder                                                                27,900              49,000
   Proceeds from issuance of common stock                                                    8,300              39,850
   Proceeds from profit participation investments                                           45,000                   0
   Stock offering costs                                                                          0             (31,787)
                                                                                 -----------------   -----------------

         Net cash provided by financing activities                                          81,200             57,063
                                                                                 -----------------   -----------------

NET CHANGE IN CASH                                                                            (481)               (952)

CASH, beginning of period                                                                    1,342               8,347
                                                                                 -----------------   -----------------

CASH, end of period                                                              $             861   $           7,395
                                                                                 =================   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $           7,273   $           2,460
   Cash paid during the period for taxes                                         $               0   $               0


       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.


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

         The following represents a summary of the warrants outstanding as of June 30, 2003 and 2002:

                                                             June 30, 2003                     June 30, 2002
                                                   ------------------------------    ------------------------------
                                                                        Wtd Avg                           Wtd Avg
                                                       Shares          Ex Price          Shares          Ex Price
                                                   --------------   -------------    --------------   -------------
         Outstanding, beginning of period                 264,582   $        0.10           527,000   $         .10

         Granted                                                0               0                 0               0
         Expired/forfeited/exercised                      (77,000)           0.10           136,000             .10
                                                   --------------   -------------    --------------   -------------

         Outstanding, end of period                       187,582   $        0.10           391,000   $         .10
                                                   ==============   =============    ==============   =============

         Weighted average fair value of
         warrants granted                                           $        0.10                     $        0.10
                                                                    =============                     =============

         The outstanding warrants at June 30, 2003 and 2002 are all held by stockholders, five thousand (5,000) of which were issued to a former officer and director in connection with his purchase of stock.

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

         During the three month period ended June 30, 2003, outstanding warrants to purchase 77,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         In May 2003, AUT entered into agreements with four investors, raising a potential total of $50,000 from the sale of participations in AUT's Air Alert Valve Cap product. The agreements require the payment of $0.10 per package for each package of tire valve caps sold up to 1,000,000 packages for an aggregate return of up to $100,000. The Company received $25,000 on May 7, 2003 and expects to receive the remaining $25,000 within five days of the receipt of a purchase order for the tire valve cap product from a major retailer.

         In May 2003, AUT entered into an agreement with one investor raising a total of $20,000 from the sale of a participation in AUT's Air Alert Valve Cap product. The agreement requires the payment of $0.10 per package for each package of tire valve caps sold up to 300,000 packages for an aggregate return of up to $30,000 by December 1, 2003, otherwise it requires the payment of $0.10 per package for each package of tire valve caps sold up to 360,000 packages for an aggregate return of up to $36,000. The Company received the $20,000 on May 16, 2003.

NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                    Six Months          Six Months
                                                                                       Ended               Ended
                                                                                     June 30,            June 30,
                                                                                       2003                2002
                                                                                 ----------------    ----------------

         Numerator for basic and diluted loss per share
           Net loss                                                              $       (191,731)   $       (403,744)
                                                                                 ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                                     11,062,987          10,784,536
                                                                                 ================    ================

         Basic and diluted loss per share
           Net loss                                                              $          (0.02)   $          (0.04)
                                                                                 ================    ================


NOTE E - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $47,113 as of June 30, 2003. All the payroll and related expenses recorded as of June 30, 2003 were owing to the Chief Executive Officer and majority stockholder. In addition, during the three months ended June 30, 2003, AUT obtained advances from Mr. Lundqvist's privately held marketing company in the amount of $13,300. The Company pays interest on these advances ranging from nine percent (9%) to twenty percent (20%). Interest paid on all advances totaled $3,828 for the three months ended June 30, 2003.


NOTE F - SUBSEQUENT EVENTS

         On July 3, 2003, AUT entered into a Securities Purchase Agreement with two accredited (and affiliated) investors, which agreement contemplates that each investor will purchase one "Unit" for $50,000, each Unit consisting of (i) 50,000 shares of AUT common stock, (ii) a participation in the sales of the Air Alert Valve Cap product equal to $.005 per valve cap sold by AUT up to a maximum participation of $500,000, and (iii) a warrant to purchase 75,000 shares of AUT common stock, exercisable for a period of seven years at $2.00 per share As further consideration and to induce the investors to purchase the Units, Torbjorn B. Lundqvist, the Chief Executive Officer of AUT agreed to transfer to each investor an aggregate of 25,000 shares of AUT common stock owned by him and to allow the investors to "tag-along" with him on a pro rata basis in the event he sells any of his shares of AUT common stock to third parties. On July 3, 2003 one half ($50,000) of the $100,000 total consideration for the Units was paid. The other $50,000 remains due and payable as of the date hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. To date we have had no revenue from operations. The primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals was economically feasible for us. In addition, in 2000, we pursued and filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development, however, a positive outcome could provide a significant cash infusion for us.

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

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of June 30, 2003 was $861, as compared to $7,395 as of June 30, 2002. Total current liabilities were $908,439 as of June 30, 2003, an increase over the prior year balance of $433,290, represented primarily by accrued payroll, advances and legal fees and costs. We had negative working capital of $907,579 as of June 30, 2003, and we had an accumulated deficit of $1,671,169 as compared to an accumulated deficit of $1,177,127 at June 30, 2002. During the three months ended June 30, 2003, we issued 77,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $7,700. In May 2003, we entered into agreements with four investors for the sale of a total of $50,000 in participations in the sales of our principal product. We received $25,000 on May 7, 2003 and expect to receive the remaining $25,000 within five days of the receipt of a purchase order for the tire valve cap from a major retailer. Also in May 2003, we entered into an agreement with one additional investor for the sale of a $20,000 participation in the sale of our principal product. These agreements require the payment of $0.10 per package for each package of tire valve caps sold up to specified maximum returns to the investors within specified time frames. On July 3, 2003, we entered into a securities purchase agreement with two affiliated, accredited investors for the sale of two "Units" at $50,000 each for a total of $100,000. Each Unit consists of 50,000 shares of common stock, a seven year stock purchase warrant to purchase 75,000 shares of common stock at $2.00 per share and a participation in the sale of the Company's tire valve caps equal to $.005 per valve cap, up to a maximum of $500,000. Only $50,000 of the $100,000 purchase price has been received as of the date hereof. All proceeds are being used for further development of the valve cap prototype and other general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month and our financial condition raises substantial doubt as to our ability to continue as a going concern. We have a total of approximately $22,000 on hand as of August 8, 2003 and we are currently unable to satisfy our cash requirements for continuing operations as we have not received any binding orders to purchase tire valve caps from any customer. Our continued ability to operate is dependent upon the raising of additional capital; however, we cannot guarantee that additional funds could be raised on terms acceptable to us.

         RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002 - During the three months ended June 30, 2003 and the three months ended June 30, 2002, we generated no revenues and raised $7,700 from the issuance of common stock during the three months ended June 30, 2003. Total operating expenses for the three months ended June 30, 2003 were $97,125, compared to total operating expenses for the three months ended June 30, 2002 of $232,993. The decrease resulted primarily from lower legal costs from the Boeing Lawsuit of $160,000 offset by higher patent costs of $27,000. In the three months ended June 30, 2003, our net loss was $100,953 compared to a loss of $234,865 for the prior year period.

         RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002 - During the six months ended June 30, 2003 and the six months ended June 30, 2002, we generated no revenues and raised $8,300 from the issuance of common stock during the six months ended June 30, 2003. Total operating expenses for the six months ended June 30, 2003 were $184,458 compared to total operating expenses for the six months ended June 30, 2002 of $401,284. The decrease resulted primarily from lower legal costs from the Boeing Lawsuit of $230,000, offset by higher patent costs of $21,000. In the three months ended June 30, 2003, our net loss was $191,731 compared to a loss of $403,744 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $433,290 from $475,149 at June 30, 2002 to $908,439 at June 30, 2003.

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

         With regard to the tire valve cap, we believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

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

         Our plan of operation is materially dependent on the outcome of the Boeing litigation and our ability to generate revenues from the sale of our tire valve cap product. During the first half of 2003, we visited several potential contract manufacturers in China and Taiwan and after careful evaluation we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. This factory has the capability of producing up to several million Air Alert Valve Caps each month. We believe Union Power is committed to manufacturing a limited production run to allow AUT to establish credibility with our potential customers. Union Power has indicated that it will help us meet any orders we may receive by providing favorable terms of payment if those orders come from qualified major U.S. retailers.

         Notwithstanding any assistance from Union Power, we will need to raise additional capital to market, promote and sell the tire valve cap product. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we have paid $122,718 to our chief executive officer, and other vendors, as reimbursement and payment for all costs incurred through June 30, 2003 in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

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

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engineering the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. The appeal process in the federal system in California is, unfortunately, relatively slow and our attorneys estimate that an appellate decision is not likely for approximately two years. During this two year period, however, there should be virtually no time or effort required from our management team and minimal or no costs are expected to be incurred during the remainder of 2003.

Item 2.  Changes in Securities.
         ---------------------

         During the three month period ended June 2003, outstanding warrants to purchase 77,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

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

                  None.

Item 5.  Other Information.
         -----------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

a) Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       None

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  August 9, 2003                       By:  /s/  TORBJORN B. LUNDQVIST,
                                                  ------------------------------
                                                  TORBJORN B. LUNDQVIST,
                                                  Chief Executive Officer

Exhibit 31

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

Date:  August 9, 2003



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

Date:  August 9, 2003



----------------------------------------
Torbjorn B. Lundqvist
Chief Financial Officer

Exhibit 32





                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                  -----------------------------
                                                  Torbjorn B. Lundqvist
                                                  Chief Executive Officer
                                                  August 9, 2003





                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   ---------------------------
                                                   Torbjorn B. Lundqvist
                                                   Chief Financial Officer
                                                   August 9, 2003