Form 10QSB
period 2003-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2003-11-14
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___________ to ____________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                     33-0881303
-------------------------------------   ----------------------------------------
(State or other jurisdiction            (IRS Employer
of incorporation or organization)        Identification No.)

               6550 South Pecos Road, Las Vegas, Nevada 89120 USA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                          Yes    X        No
                                              --------      -------

         As of November 14, 2003 the Company had 11,261,534 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2003.................................3

Condensed Statements of Operations for the three and nine
   month periods ended September 30, 2003 and 2002............................4

Condensed Statements of Cash Flows for the nine
  month periods ended September 30, 2003 and 2002.............................5

Notes to Condensed Financial Statements.......................................6

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................9

Item 3.    Control and Procedures............................................11

PART 2 - OTHER INFORMATION...................................................11

SIGNATURE....................................................................12

CERTIFICATIONS............................................................13-16

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               SEPTEMBER 30, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                             $       16,493
   Prepaid assets                                                            6,179
                                                                   ---------------

     Total current assets                                                   22,672

TOOLING COSTS                                                               20,000

OTHER ASSETS                                                                   350
                                                                   ---------------

     Total assets                                                   $       43,022
                                                                   ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                 $      433,893
   Due to related party                                                     39,778
   Accrued payroll and related expenses                                    277,922
   Loan payable, stockholder                                               108,412
   Profit participation advances                                            78,000
                                                                   ---------------

     Total current liabilities                                             938,005
                                                                    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,261,534 shares issued and outstanding at
     September 30, 2003                                                     11,262
   Additional paid-in capital                                              843,294
   Accumulated deficit                                                  (1,749,539)
                                                                    ---------------

     Total stockholders' deficit                                          (894,983)
                                                                    ---------------

     Total liabilities and stockholders' deficit                    $       43,022
                                                                    ==============



       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                Three Months Ended                    Nine Months Ended
                                          September 30,      September 30,      September 30,     September 30,
                                              2003               2002               2003              2002
                                         ---------------   ---------------    ---------------   ---------------
REVENUES                                 $             0   $             0    $             0   $             0

COST OF SALES                                          0                 0                  0                 0
                                         ---------------   ---------------    ---------------   ---------------

GROSS PROFIT (LOSS)                                    0                 0                  0                 0
                                         ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative                     73,306           129,915            256,964           531,199
                                         ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                             (73,306)         (129,915)          (256,964)         (531,199)
                                         ---------------   ----------------   ---------------   ----------------

OTHER INCOME (EXPENSE)
   Interest income                                     0                 0                  0                 0
   Interest expense                               (4,238)           (1,865)           (11,512)           (4,324)
                                         ----------------  ----------------   ----------------  ----------------

                                                  (4,238)           (1,865)           (11,512)           (4,324)
                                         ----------------  ----------------   ----------------  ----------------

NET LOSS BEFORE INCOME TAXES                     (77,544)         (131,780)          (268,476)         (535,523)

PROVISION FOR INCOME TAXES                          (827)                0             (1,627)                0
                                        ----------------- ----------------   ----------------- ----------------

NET LOSS                                 $       (78,371)  $      (131,780)   $      (270,103)  $      (535,523)
                                         ===============   ================   ===============   ================

BASIC AND DILUTED LOSS PER SHARE
                                         $         (0.01)  $         (0.01)   $         (0.02)  $         (0.05)
                                         ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                              11,222,872        10,943,688         11,116,868        10,838,169
                                         ===============   ===============    ===============   ===============



       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                --------------------------------------
                                                                                  September 30,       September 30,
                                                                                       2003               2002
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (270,103)   $       (535,523)
   Adjustments to reconcile net loss to net cash used in operating activities
     Changes in operating liabilities
       Prepaid expenses                                                                    (6,179)                  0
       Accounts payable                                                                    42,949             316,422
       Due to related party                                                                 3,147               8,315
       Accrued payroll and related expenses                                               106,522             112,220
                                                                                 ----------------   -----------------

         Net cash used in operating activities                                           (123,664)            (98,566)
                                                                                 -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Factory tooling costs                                                                  (20,000)                  0
                                                                                 -----------------  -----------------

         Net cash used in investing activities                                            (20,000)                  0
                                                                                 -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                                1,900              80,012
   Proceeds from issuance of common stock                                                  78,915              49,569
   Proceeds from profit participation investments                                          78,000                   0
   Stock offering costs                                                                         0             (31,787)
                                                                                 ----------------   ------------------

         Net cash provided by financing activities                                        158,815              97,794
                                                                                 ----------------   -----------------

NET CHANGE IN CASH                                                                         15,151                (772)

CASH, beginning of period                                                                   1,342               8,347
                                                                                 ----------------    ----------------

CASH, end of period                                                              $         16,493    $          7,575
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $         11,512    $          4,324
   Cash paid during the period for taxes                                         $          1,627    $              0



       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.


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

         In July and August 2003, the Company issued warrants to purchase a total of 150,000 shares of stock exercisable at $2.00 per share. The warrants were issued in accordance to a Securities Purchase Agreement for the sale of its stock to accredited investors and expire seven years from the date of issuance.

         All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of September 30, 2003 and 2002, respectively:

                                                         September 30, 2003                September 30, 2002
                                                         ------------------                ------------------
                                                                       Wtd Avg                           Wtd Avg
                                                      Shares          Ex Price          Shares           Ex Price
                                                   ---------------  -------------    --------------  --------------
         Outstanding, beginning of period                 187,582   $        0.10           391,000   $         .10

         Granted                                          150,000            2.00                 0               0
         Expired/forfeited/exercised                      (46,116)           0.10            97,186              .10
                                                   ---------------  -------------    --------------  --------------

         Outstanding, end of period                       291,466   $        1.08           293,814   $         .10
                                                   ==============   =============    ==============   =============

         Weighted average fair value of
         warrants granted                                           $        2.00                     $        0.10
                                                                    =============                     =============

         The outstanding warrants at September 30, 2003 and 2002 are all held by stockholders, five thousand (5,000) of which were issued to a former officer and director in connection with his purchase of stock.

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

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration ("NHTSA"). The new rule, which was issued in early May 2002, requires that, by 2006, all vehicles sold in the United States have a low-tire-pressure warning system in the dashboard. During the third quarter, the NHTSA overturned the May 2002 rule and is currently working on a new rule. We are in contact with the NHTSA to promote the idea of having the tire valve cap qualify for the new rule. In addition to $5,000 in consulting fees paid under the agreement during the year ended December 31, 2001, 10,000 shares of common stock may be issued if the tire valve cap ultimately qualifies for the rule.

         During the three month period ended September 30, 2003, outstanding warrants to purchase 36,000 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         In May 2003, AUT entered into agreements with four investors, generating potential gross proceeds of $50,000 from the sale of participations in AUT's Air Alert Valve Cap product. The agreements require the Company to pay $0.10 per package for each package of tire valve caps sold up to 1,000,000 packages. The Company received $25,000 on May 7, 2003 and expects to receive the remaining $25,000 within five days of the receipt of a purchase order for the Air Alert Valve Cap product from a major retailer.

         In May 2003, AUT entered into an agreement with another investor generating $20,000 from the sale of a participation in AUT's Air Alert Valve Cap product. The agreement requires the payment of $0.10 per package for each package of tire valve caps sold up to 300,000 packages for an aggregate return of up to $30,000 by December 1, 2003, otherwise the agreement requires the payment of $0.10 per package for each package of tire valve caps sold up to 360,000 packages. The Company received the $20,000 on May 16, 2003.

         On July 3, 2003, AUT entered into a Securities Purchase Agreement with two accredited (and affiliated) investors, which agreement contemplates that each investor will purchase one "Unit" for $50,000, each Unit consisting of (i) 50,000 shares of AUT common stock, (ii) a participation in the sales of the Air Alert Valve Cap product equal to $.005 per valve cap sold by AUT up to a maximum participation of $500,000, and (iii) a warrant to purchase 75,000 shares of AUT common stock, exercisable for a period of seven years at $2.00 per share As further consideration and to induce the investors to purchase the Units, Torbjorn B. Lundqvist, the Chief Executive Officer of AUT agreed to transfer to each investor an aggregate of 25,000 shares of AUT common stock owned by him and to allow the investors to "tag-along" with him on a pro rata basis in the event he sells any of his shares of AUT common stock to third parties. On July 3, 2003 one half ($50,000) of the $100,000 total consideration for the Units was paid. The other $50,000 was paid on August 11, 2003. The additional stock sold has been valued at $0.67 per share for a total equity investment of $67,000. The remaining $33,000 of the investment has been allocated to the profit participation portion of the agreement and recorded as a current liability.


NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                Nine Months         Nine Months
                                                                   Ended               Ended
                                                               September 30,       September 30,
                                                                    2003               2002
                                                                    ----               ----

         Numerator for basic and diluted loss per share
           Net loss                                           $       (270,103)   $       (535,523)
                                                              ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                  11,116,868          10,838,169
                                                              ================    ================

         Basic and diluted loss per share
           Net loss                                           $         (0.02)    $         (0.05)
                                                              ================    ================


NOTE E - RELATED PARTY TRANSACTIONS

       Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has from time to time provided working capital. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $39,778 as of September 30, 2003. All the payroll and related expenses recorded as of September 30, 2003 were owing to the Chief Executive Officer and majority stockholder. In addition, during the three months ended September 30, 2003, AUT repaid advances from Mr. Lundqvist's privately held marketing company in the amount of $26,000. The Company pays interest on these advances ranging from nine percent (9%) to twenty percent (20%) per annum. Interest paid on all advances from Mr. Lundqvist totaled $11,512 for the nine months ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. To date we have had no revenue from operations. The primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals was economically feasible for us. In addition, in 2000, we pursued and filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. As described below in Plan of Operation, we have been unsuccessful in this litigation and recently lost an appeal of the District Court's adverse ruling in the case. Efforts in the pursuit of this lawsuit could adversely affect the amount of time available for business development, however, a positive outcome could provide a significant cash infusion for us.

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

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of September 30, 2003 was $16,493, as compared to $7,575 as of September 30, 2002. Total current liabilities were $938,005 as of September 30, 2003, an increase over the prior year balance of $340,615, represented primarily by accrued payroll, advances, legal fees and costs and profit participation agreements. We had negative working capital of $ 915,333 as of September 30, 2003, and we had an accumulated deficit of $1,749,539 as compared to an accumulated deficit of $1,308,906 at September 30, 2002. During the three months ended September 30, 2003, we issued 36,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $3,600. On July 3, 2003, we entered into a securities purchase agreement with two accredited investors for the sale of two "units" at $50,000 each having total gross proceeds of $100,000. Each unit consisted of 50,000 shares of common stock, a seven year stock purchase warrant to purchase 75,000 shares of common stock at $2.00 per share and a participation in the sale of the Company's tire valve cap product equal to $.005 per valve cap sold, up to a maximum of $500,000. $50,000 of the $100,000 purchase price was received on July 3, 2003 and the remaining $50,000 was received on August 11, 2003. All proceeds are being used for further development of the valve cap prototype and other general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month and our financial condition raises substantial doubt as to our ability to continue as a going concern. We are currently unable to satisfy our cash requirements for continuing operations as we have not received any binding orders to purchase tire valve caps from any customer. Our continued ability to operate is dependent upon the raising of additional capital; however, we cannot guarantee that additional funds could be raised on terms acceptable to us.

     RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002 - During the three months ended September 30, 2003 and the three months ended September 30, 2002, we generated no revenues and raised $103,615 from the exercise of stock warrants and issuance of the two units consisting of common stock, warrants and profit participations during the three months ended September 30, 2003. Total operating expenses for the three months ended September 30, 2003 were $73,306, compared to total operating expenses for the three months ended September 30, 2002 of $129,915. The decrease resulted primarily from lower legal costs and fees of $41,000 and lower research and development costs of $7,900. In the three months ended September 30, 2003, our net loss was $78,371 compared to a loss of $131,780 for the prior year period.

         RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002 - During the nine months ended September 30, 2003 and the nine months ended September 30, 2002, we generated no revenues and raised $156,915 from the issuance of common stock and profit participation agreements during the nine months ended September 30, 2003. Total operating expenses for the nine months ended September 30, 2003 were $256,964 compared to total operating expenses for the nine months ended September 30, 2002 of $531,199. The decrease resulted primarily from lower legal costs and fees of $272,000. In the nine months ended September 30, 2003, our net loss was $270,103 compared to a loss of $535,523 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses and profit participation advances, total current liabilities increased $340,615 from $597,390 at September 30, 2002 to $938,005 at September 30, 2003.

         PLAN OF OPERATION FOR NEXT 12 MONTHS. On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. In October 2003, the Court of Appeals affirmed this decision and management is now considering an appeal to the U.S. Supreme Court, which must be filed on or before December 20, 2003.

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

         Due to the failure of our appeal in the Boeing litigation, our plan of operation is now wholly dependent on our ability to generate revenues from the sale of our Air Alert Valve Cap product. During the first half of 2003, we visited several potential contract manufacturers in China and Taiwan and after careful evaluation we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. This factory has the capability of producing up to several million Air Alert Valve Caps each month. We believe Union Power is committed to manufacturing a limited production run to allow AUT to establish credibility with our potential customers. Union Power has indicated that it will help us meet any orders we may receive by providing favorable terms of payment if those orders come from qualified major U.S. retailers.

         Notwithstanding any assistance from Union Power, we will need to raise additional capital to market, promote and sell the tire valve cap product. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap. In connection with the licensing agreement, we have paid $143,103 to our chief executive officer, and other vendors, as reimbursement and payment for all costs incurred through September 30, 2003 in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

         Although we do not anticipate any significant changes in the number of our employees, if additional financing is not obtained we may not be able to retain our present employees other than Mr. Lundqvist. The loss of key employees could have a material adverse effect upon our operations.

         FORWARD LOOKING STATEMENTS - This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements made by us involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of AUT to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, international, national and local general economic and market conditions; the ability of us to sustain, manage or forecast our growth; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain talented personnel; the ability to protect technology; and other factors referenced in this 10-QSB. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. We disclaim any obligation to forward looking statements contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engineering the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. In October 2003, the Court of Appeals affirmed this decision and management is now considering an appeal to the U.S. Supreme Court, which must be filed on or before December, 20, 2003.

Item 2.  Changes in Securities.
         ---------------------

         On July 3, 2003, we entered into a securities purchase agreement with two investors for the sale of $100,000 of units to purchase common stock, warrants and a participation in the sale of the valve cap products. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

         During the three month period ended September 2003, outstanding warrants to purchase 36,116 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

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

                                  AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  November 14, 2003         By:  /s/ Torbjorn B. Lundqvist
                                     ----------------------------------------
                                           TORBJORN B. LUNDQVIST,
                                           Chief Executive Officer

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

Date:  November 14, 2003



/s/ Torbjorn B. Lundqvist
 -------------------------
Torbjorn B. Lundqvist
Chief Executive Officer

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

Date:  November 14, 2003



/s/ Torbjorn B. Lundqvist
-------------------------
Torbjorn B. Lundqvist
Chief Financial Officer

                                                                  Exhibit 32


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                            /s/ Torbjorn B. Lundqvist
                            -------------------------------
                            Torbjorn B. Lundqvist
                            Chief Executive Officer
                            November 14, 2003

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aviation Upgrade Technologies, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Torbjorn B. Lundqvist, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                          /s/ Torbjorn B. Lundqvist
                          -----------------------------
                          Torbjorn B. Lundqvist
                          Chief Financial Officer
                          November 14, 2003