Form 10KSB
period 2003-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2004-03-29
CIK 1094847

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from             to               .
                                              -------------   -------------

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

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered

    Common stock                                      None
---------------------------------   -----------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2003 was $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 29, 2004 was $0.

The number of shares of the common stock outstanding as of March 29, 2004 was 11,347,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                  Inapplicable



            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

                               YES _____ NO ___X__

PART 1

         Aviation Upgrade Technologies, Inc., a Nevada corporation ("Company," "we," or "AUT"), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, our Registration Statement on Form 10-SB was declared effective and we became a reporting company pursuant to the Securities Exchange Act of 1934. We did not file any periodic reports or other information with the Securities and Exchange Commission until March 2001, at which time, we filed all delinquent quarterly and annual reports for the year ended December 31, 2000 concurrently. We have filed all quarterly reports for the years ended December 31, 2001, 2002 and 2003 on a timely basis.

ITEM 1.  DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT. We were incorporated in Nevada on January 8, 1999. We have had no revenue from operations since inception and no firm orders for our Air Alert Valve Cap product. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of our business.

         Our primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. In October 2003, the Court of Appeals affirmed this decision and management, acting on the advice of counsel, decided not to take an appeal to the U.S. Supreme Court because the defendants agreed to waive costs to which they would otherwise have been entitled.

         In April 2001, we signed a licensing agreement with Torbjorn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on airplanes but was designed primarily for automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing costs during the term of the agreement. Through December 31, 2003, the Company has incurred $152,645 in total costs for development of this product.

         PRODUCTS. Aircraft Re-engining. We were originally formed for re-engining and upgrading of the Boeing 727. Due to the unwillingness of the third party suppliers to execute their contracts with us, we were forced to abandon that business.

                  AIR ALERT VALVE CAP. We currently license the marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. No sales of the Air Alert Valve Cap have been made as of the date of this annual report.

                  AIR ALERT VALVE STEM. We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology as the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed the product at a trade show in Las Vegas and we had good response primarily from tire and automotive dealers. This product is anticipated to be released in late 2004.

         MANUFACTURING. After careful evaluation of several contract manufacturers we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps and Air Alert Valve Stems each month. Union Power has manufactured a limited production run to allow AUT to establish credibility with our potential customers. Mass production is scheduled to start in April 2004.

         MARKETING. We believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new low end vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

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

         PATENTS. We do not presently own any patents, trademarks, concessions or royalties. Our founder has obtained a US patent (US Patent No. 6,629,454 B2) for the Air Alert Valve Cap and filings for patent protection have been made in 29 other countries. Patent protection for the Air Alert Valve Stem has also been filed in 29 countries.

         We cannot guaranty, however, that any patents will be issued for the Air Alert Valve Stem or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, we cannot guaranty that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, we cannot guaranty that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, we cannot guaranty that the products of others will not infringe any patents issued to or licensed by us. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease our marketing activities.

         COMPETITION. Competition for the electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market, which is sold by several companies under different brand names. Our review and testing of this product has indicated to us that it is unreliable and inefficient due to its mechanical nature. We have not seen any product like the Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our tire valve cap and valve stem, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the technical features, quality of our products and price.

         RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap and valve stem. In connection with the licensing agreement, we have paid $152,645 to our chief executive officer, and other vendors, as reimbursement and payment for all costs incurred through December 31, 2003 in developing the electronic valve cap and electronic valve stem. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

         INSURANCE. We are currently insured with an aggregate limit policy of $2,000,000 of product liability insurance for the Air Alert Valve Cap.

         EMPLOYEES. We have one full time employee and two part time directors/officers. Mr. Lundquist currently works for us on a full time basis. Mr. Lindholm currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in Las Vegas, Nevada. We have renewed that lease for office space for which we pay $350 per month. The lease has a term of six months and expires on June 30, 2004. It includes certain amenities such as receptionist services and conference rooms. We do not anticipate any difficulty in extending the term of our lease on substantially the same terms as currently exists.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal actions pending against us nor are any legal actions contemplated by us at this time:

         On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. In October 2003, the Court of Appeals affirmed this decision and management, acting on the advice of counsel, decided not to appeal to the U.S. Supreme Court because the defendants agreed to waive costs to which they would otherwise have been entitled.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of the stockholders at any time during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. We have not yet delivered an annual report to security holders for the year ended December 31, 2003; however, we intend to provide an annual report to our security holders, which will include audited financial statements. All our filings and reports are available through our web site at: http://www.AviationUpgrade.com with a direct link to the SEC web site.

         We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

         As of March 29, 2004, there were 96 record holders of our common stock.

         As of March 29, 2004, there were 150,000 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase an additional share of common stock at $2.00 per share. These warrants expire seven years from the date of issuance.

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

         RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 2003, we issued unregistered shares of our Common Stock in the following transactions:

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

         During the three month period ended September 30, 2003, outstanding warrants to purchase 36,116 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         In February 2004, outstanding warrants to purchase 30,466 shares of common stock were exercised by the holder. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         On March 1, 2004 we entered into a securities purchase agreement with two investors for the sale of 55,000 shares of common stock at $.909 per share. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

         There are no compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL. To date we have had no revenue from operations. The primary activities during 1999 consisted of interviewing and making decisions on key personnel, locating possible facilities for the original business plan of upgrading Boeing 727 aircraft, and making contact with and engaging various persons with requisite engineering, financing, accounting or legal expertise. Since the untimely halt of that plan, we continued our business development efforts in 2000 by evaluating several businesses in the airline industry, including an aircraft maintenance company and an aircraft leasing company specializing in cargo aircraft. Ultimately, none of these deals was economically feasible for us. In addition, in 2000, we pursued and filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. As described below in Plan of Operation, we have been unsuccessful in this litigation and recently lost an appeal of the District Court's adverse ruling in the case. Due to the failure of our efforts in the pursuit of this lawsuit, we are no longer pursuing the original business plan.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product. A preproduction run of the Air Alert Valve Cap was made in March 2004 and the first mass production batch is scheduled to be shipped during the month of April 2004.

         We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed a mock up of the product at a trade show in Las Vegas and we had good response primarily from tire and automobile dealers. This product is anticipated to be released during the latter part of 2004 and will be primarily marketed to tire and automobile dealers.


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of December 31, 2003 was $3,986, as compared to $1,342 as of December 31, 2002. Total current liabilities were $1,070,934 as of December 31, 2003, an increase over the prior year balance of $365,446, represented primarily by accrued payroll, advances and legal fees and costs. We had negative working capital of $1,052,660 as of December 31, 2003, and we had an accumulated deficit of $1,866,866 as compared to an accumulated deficit of $1,479,437 at December 31, 2002. In May 2001, AUT filed a Form SB-2 Registration Statement ("Registration Statement), which was subsequently amended, with the SEC for a secondary public offering of 250,000 shares of common stock at $8.75 per share. The SEC declared the Registration Statement effective on March 4, 2002. In June 2002, 3,000 shares were issued by the Company in connection with the Registration Statement for total cash consideration of $26,250. Total offering costs for the two years ended December

31, 2002 and 2001 consisting of legal expenses and filing fees amounted to $26,250. The Registration Statement was withdrawn on October 30, 2002 and the unsold shares were deregistered. In addition, during the year ended December 31, 2002, the Company issued 253,418 shares and subscribed 3,000 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $25,642. During the year ended December 31, 2003, AUT issued 119,116 shares of common stock upon the exercise of warrants for total cash consideration of $11,915. During 2003, we also sold 100,000 shares of additional common stock and profit participations for total cash consideration of $163,000. On March 1, 2004, we sold 55,000 shares of our common stock for $50,000. All proceeds for these issuances were used for general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month. At March 29, 2004, we are unable to satisfy our cash requirements for continuing operations. Our continued ability to operate is dependent upon the raising of additional capital from the sale of our securities; however, we have not yet identified any source from which additional funds could be raised. Accordingly, we are currently unable to produce or market the Air Alert Valve Cap.

         RESULTS OF OPERATIONS. Since our inception, we have generated no revenues. Total operating expenses for the year ended December 31, 2003 were $371,222 compared to total operating expenses for the prior year period of $699,565. The decrease of $328,343 resulted primarily from a decrease of $330,000 in costs associated with the Boeing Litigation and other legal fees. For the year ended December 31, 2003, our net loss was $387,429, compared to a loss of $706,054 for the prior period.

         PLAN OF OPERATION. With regard to the tire valve cap, we believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. With regard to the valve stem we believe our primary target is tire and automobile dealers as well as auto and tire manufacturers. We believe that the potential market for both the tire valve cap and the valve stem are large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new low end vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

         Competition for the electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market, which is sold by several companies under different brand names. Our review and testing of this product has indicated to us that it is unreliable and inefficient due to its mechanical nature. We have not seen any products which would be in direct competition to our Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our products, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the innovative technology, quality of our products and price.

         Due to the failure of our appeal in the Boeing litigation, our plan of operation is now wholly dependent on our ability to generate revenues from the sale of our tire pressure monitoring products. During the first half of 2003, we visited several potential contract manufacturers in China and Taiwan and after careful evaluation we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps each month. We believe Union Power is committed to manufacturing a limited production run to allow AUT to establish credibility with our potential customers. Union Power has indicated that it will help us meet any orders we may receive by providing favorable terms of payment if those orders come from qualified major U.S. retailers. Union Power has produced a pre-production run of Air Alert Valve Caps in March 2004 and the first mass production run is scheduled to be shipped during April 2004. Union Power has also indicated their interest in manufacturing the Air Alert Valve Stem for us.

         Notwithstanding any assistance from Union Power, we will need to raise additional capital to market, promote and sell the tire valve cap product. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.

         We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap and valve stem. In connection with the licensing agreement, we have paid $152,645 to our chief executive officer, and other vendors, as reimbursement and payment for all costs incurred through December 31, 2003 in developing the electronic valve cap. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

         Mr. Lundqvist is our only employee. The loss of Mr. Lundqvist could have a material adverse effect upon our operations.

         OFF BALANCE SHEET ARRANGEMENTS.  In applicable.
         ------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report.................................................10

Balance Sheets as of December 31, 2003 and 2002..............................11

Statements of Operations for the years ended
December 31, 2003, 2002 and 2001.............................................12

Statements of Stockholders' Equity (Deficit) for the years
ended December 31, 2003, 2002 and 2001.......................................13

Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001.............................................14

Notes to Financial Statements ..........................................15 - 20

                          Independent Auditors' Report



To the Board of Directors and Stockholders of AVIATION UPGRADE TECHNOLOGIES,Inc.


         We have audited the accompanying balance sheets of Aviation Upgrade Technologies, Inc. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Upgrade Technologies, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has experienced significant losses since inception with no revenues. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        Lesley, Thomas, Schwarz & Postma, Inc.
                                        A Professional Accountancy Corporation

Newport Beach, California
January 14, 2004

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                       2003                2002
                                                                                 ----------------    ---------------
CURRENT ASSETS
   Cash                                                                          $         3,986     $         1,342
   Inventory                                                                               8,619                   0
   Prepaid expenses                                                                        5,669                   0
                                                                                 ---------------     ---------------

     Total current assets                                                                 18,274               1,342

DEPOSITS                                                                                  40,350                 350
                                                                                 ---------------     ---------------

     Total assets                                                                $        58,624     $         1,692
                                                                                 ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                              $       509,563     $       390,944
   Due to related party                                                                   38,313              36,632
   Accrued payroll and related expenses                                                  313,560             171,400
   Loan payable, stockholder                                                             113,498             106,512
   Profit participation advances                                                          96,000                   0
                                                                                ----------------    ----------------

     Total current liabilities                                                         1,070,934             705,488
                                                                                 ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized; 11,261,534 and
     11,042,418 shares issued and outstanding at
     December 31, 2003 and 2002, respectively                                             11,261              11,042
   Additional paid-in capital                                                            843,295             764,599
   Accumulated deficit                                                                (1,866,866)         (1,479,437)
                                                                                 ----------------    ----------------

     Total stockholders' deficit                                                      (1,012,310)           (703,796)
                                                                                 ----------------    ----------------

     Total liabilities and stockholders' deficit                                 $        58,624     $         1,692
                                                                                 ===============     ===============







            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS



                                                                                       Years Ended
                                                               ----------------------------------------------------------
                                                                                      December 31,
                                                               ----------------------------------------------------------
                                                                     2003                 2002                 2001
                                                               ----------------     ----------------     ----------------
REVENUES                                                       $              0     $              0     $              0

COST OF SALES                                                                 0                    0                    0
                                                               ----------------     ----------------     ----------------

GROSS PROFIT                                                                  0                    0                    0
                                                               ----------------     ----------------     ----------------

OPERATING EXPENSES
   General and  administrative  ($18,000 of rent was paid to
     a related party in 2001)                                           363,140              666,429              313,377
   Research and development                                               8,082               33,136               72,648
                                                              -----------------    -----------------    -----------------
                                                                        371,222              699,565              386,025
                                                              -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                                                   (371,222)            (699,565)            (386,025)

OTHER INCOME (EXPENSE)
   Interest income                                                            0                    0                3,806
   Interest expense                                                     (16,207)              (6,489)                   0
                                                               -----------------    -----------------    ----------------

NET LOSS                                                       $       (387,429)    $       (706,054)    $       (382,219)
                                                               ================     ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE                        $         (0.03)     $         (0.06)     $         (0.04)
                                                               ================     ================     ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           11,153,332           11,029,956           10,757,574
                                                               ================     ================     ================











            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                        ADDITIONAL
                                          COMMON STOCK        COMMON STOCK SUBSCRIBED    PAID-IN     ACCUMULATED
                                       SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
                                     -----------  ----------  ----------   ---------   -----------   -----------    ------------
Balance, December 31, 2000            10,616,500  $   10,617      43,000   $      43   $   617,340   $  (391,164)   $    236,836

Common stock issued for $1.00 per
  share                                  114,000         114     (43,000)        (43)       69,429             0          69,500
Common stock issued for services          52,500          52           0           0        52,448             0          52,500
Cost of funding                                0           0           0           0       (38,340)            0         (38,340)
Net loss                                       0           0           0           0             0      (382,219)       (382,219)
                                     -----------  ----------  ----------   ---------   -----------   -----------    ------------

Balance, December 31, 2001            10,783,000      10,783           0           0       700,877      (773,383)        (61,723)

Common stock issued on warrant
  exercise for $0.10 per share           256,418         256           0           0        25,385             0          25,641
Common stock issued for $8.75 per
  share                                    3,000           3           0           0        26,247             0          26,250
Write off of deferred offering costs           0           0           0           0        12,090             0          12,090
Net loss                                       0           0           0           0             0      (706,054)       (706,054)
                                     -----------  ----------  ----------   ---------   -----------   -----------    ------------

Balance, December 31, 2002            11,042,418      11,042           0           0       764,599    (1,479,437)       (703,796)

Common stock issued on warrant
  exercise for $0.10 per share           119,116         119           0           0        11,796             0          11,915
Common stock issued under Securities
  Purchase Agreement                     100,000         100           0           0        66,900             0          67,000
Net loss                                       0           0           0           0             0      (387,429)       (387,429)
                                     -----------  ----------  ----------   ---------   -----------   -----------    ------------

Balance, December 31, 2003            11,261,534  $   11,261           0   $       0   $   843,295   $(1,866,866)   $ (1,012,310)
                                     ===========  ==========  ==========   =========   ===========   ============   =============






            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED
                                                                      -------------------------------------------------------
                                                                                            DECEMBER 31,
                                                                      -------------------------------------------------------
                                                                            2003                2002               2001
                                                                      ----------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $       (387,429)   $       (706,054)  $       (382,219)
   Adjustments to reconcile net loss to net cash used in operating activities
     Write off of deferred offering costs                                            0              43,877                  0
     Common stock issued for services                                                0                   0             51,000
     Changes in operating assets and liabilities
       Inventory                                                                (8,619)                  0                  0
       Prepaid expenses                                                         (5,669)             10,000                  0
       Other assets                                                            (40,000)                  0               (350)
       Accounts payable                                                        118,618             357,422             29,784
       Due to related party                                                      1,681              13,406             17,939
       Accrued payroll and related expenses                                    142,161             147,728            (26,434)
                                                                      ----------------    ----------------   -----------------

         Net cash used in operating activities                                (179,257)           (133,621)          (310,280)
                                                                      ----------------    ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                     6,986             106,512                  0
   Proceeds from issuance of common stock                                       78,915              51,891             71,000
   Proceeds from profit participation investments                               96,000                   0                  0
   Common stock subscribed                                                           0                   0             43,000
   Stock offering costs                                                              0             (31,787)           (38,340)
                                                                      ----------------    -----------------  -----------------

         Net cash provided by financing activities                             181,901             126,616             75,660
                                                                      ----------------    ----------------   ----------------

NET INCREASE (DECREASE) CASH                                                     2,644              (7,005)          (234,620)

CASH, beginning of year                                                          1,342               8,347            242,967
                                                                      ----------------    ----------------   ----------------

CASH, end of year                                                     $          3,986    $          1,342   $          8,347
                                                                      ================    ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                           $         16,207    $              0   $              0
   Cash paid during the period for taxes                              $          1,627    $             17   $          2,455

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

                        DECEMBER 31, 2003, 2002 AND 2001


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

         In mid-1999, however, after months of negotiations with a number of aircraft engine manufacturers for the purchase of new engines, each company withdrew at the last minute from executing a final contract. AUT believes the withdrawals were the result of pressure from a major aircraft manufacturer fearing a reduction in the sale of new aircraft if the lives of existing aircraft were significantly increased as proposed by AUT. The Company pursued and filed an antitrust lawsuit against the third party suppliers and aircraft manufacturer involved in the original business plan. AUT has been unsuccessful in this litigation and recently lost an appeal of the District Court's adverse ruling in the case. Due to the failure of our efforts in the pursuit of this lawsuit, we are no longer pursuing the original business plan.

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

         CASH AND CASH EQUIVALENTS - For the purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2003 and 2002, there were no cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

         EQUIPMENT - During the year ended December 31, 2003, AUT purchased an insignificant amount of equipment. The Company elected to expense these purchases immediately.

         COMMON STOCK ISSUED FOR SERVICES RENDERED - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. No common stock was issued for services during the years ended December 31, 2003 and 2002. During the year ended December 31, 2001, AUT issued 52,500 shares of common stock for services, 1,500 shares for investor relations services and 51,000 shares were issued in connection with a licensing agreement for the electronic tire valve cap.

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

         RESEARCH AND DEVELOPMENT - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $8,082, $33,136 and $72,648 for the years ended December 31, 2003, 2002 and 2001, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash, prepaid expenses and current liabilities. The Company believes all the financial instruments recorded are valued at their approximate fair value.

NOTE 2 - INCOME TAXES

         No provisions for income taxes for the years ended December 31, 2003, 2002 and 2001 is required, except for minimum state taxes, since the Company incurred taxable losses during these periods.

         As of December 31, 2003, 2002 and 2001, the Company's only deferred tax item was capitalized start-up costs of approximately $1,870,000, $1,483,000, and $777,000, respectively. Due to the Company's lack of operations, no deferred tax benefit has been recognized for this deferred tax asset.


NOTE 3 - COMMITMENTS

         OPERATING LEASE - The Company's founder and majority stockholder provided approximately 400 square feet of office space for the Company's use through his privately held marketing company to December 2001. Rent expense was $18,000 for the year ended December 31, 2001.

         In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Monthly lease payments are $350 for a term of six (6) months. The lease expires on June 30, 2004. Lease expense was $4,200 and $4,550 for the years ended December 31, 2003 and 2002, respectively.

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

         In July 2003, the Company entered into a stock purchase agreement which included warrants to purchase 150,000 shares of common stock at $2.00 per share. These warrants are exercisable at the option of the warrant holder and expire seven years from the date of issuance.

         All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of December 31, 2003 and 2002:

                                                                2003                               2002
                                                   -------------------------------    -------------------------------
                                                                        WTD AVG                            WTD AVG
                                                      SHARES           EX PRICE          SHARES           EX PRICE

         Outstanding, beginning of period                270,582     $        0.10          527,000     $        0.10

         Granted                                         150,000              2.00                0                 0
         Exercised                                      (119,116)             0.10         (256,418)             0.10
         Expired/forfeited                              (121,000)                0                0                 0
                                                   --------------    -------------    -------------     -------------

         Outstanding, end of period                      180,466     $        1.68          270,582     $        0.10
                                                   =============     =============    =============     =============

         Weighted average fair value of warrants granted             $        2.00                      $        0.10
                                                                     =============                      =============

         The outstanding warrants at December 31, 2003 and 2002 are all held by stockholders, five thousand (5,000) of which were issued to a former officer and director in connection with his purchase of stock.


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


NOTE 6 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                         Year Ended
                                                                   -------------------------------------------------------
                                                                                        December 31,
                                                                   -------------------------------------------------------
                                                                         2003                2002               2001
                                                                   ----------------    ----------------   ----------------
         Numerator for basic and diluted loss per share
           Net loss                                                $       (387,429)   $       (706,054)  $       (382,219)
                                                                   ================    ================   ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                       11,153,332          11,029,956         10,757,574
                                                                   ================    ================   ================

         Basic and diluted loss per share
           Net loss                                                $         (0.03)    $         (0.06)   $         (0.04)
                                                                   ================    ================   ================

NOTE 7 - LEGAL MATTERS

         On June 30, 2000, AUT filed a $2.5 billion antitrust lawsuit against third party suppliers with whom it had negotiated with for the upgrade of Boeing 727 aircraft for failure to execute a final contract and against an aircraft manufacturer who AUT believes exerted pressure on the suppliers not to execute the final contract. The defendants filed a motion for dismissal of charges but were denied on all counts. On July 9, 2002, the court issued a series of rulings in the Boeing litigation which dismissed our claims against Boeing, CFMI and Rolls-Royce. Although the judge found ample evidence of a conspiracy to exclude AUT from re-engining the Boeing 727s and thus entering the market in competition with Boeing 757s and 737s, the court also found that we had not sustained the burden of establishing that we could have raised the financing necessary to go forward with the project. The judge, however, declined to award the Boeing defendants' costs in the approximate amount of $50,000. We filed a notice to appeal the court's ruling on August 2, 2002. In October 2003, the Court of Appeals affirmed this decision and management, acting on the advice of counsel, decided not to appeal to the U.S. Supreme Court because defendants agreed to waive costs to which they would otherwise have been entitled.


NOTE 8 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $38,313 and $36,632 as of December 31, 2003 and 2002, respectively. All the payroll and related expenses recorded as of December 31, 2003 were owing to the Chief Executive Officer and majority stockholder. In addition, during the year ended December 31, 2003, AUT obtained advances from Mr. Lundqvist's privately held marketing company in the amount of $6,986. The Company pays interest on these advances ranging from nine percent (9%) to twenty percent (20%). Interest paid on all advances to date totaled $16,207 for the year ended December 31, 2003.

            In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $8,082, $33,136 and $72,648 (including $51,000 in value of stock issued for services valued at $1.00 per share) during the years ended December 31, 2003, 2002 and 2001, respectively, for research and development costs in connection with the development of the tire valve cap. No research and development costs were incurred in prior periods.

NOTE 9 - SUBSEQUENT EVENTS

In February 2004, outstanding warrants to purchase 30,466 shares of common stock were exercised by the holder.

On March 1, 2004, two unaffiliated accredited investors (a husband and wife) purchased 55,000 shares of the Company's common stock for an aggregate of $50,000. The shares are subject to a standard Securities Act of 1933 restrictive legend and may not be sold or transferred except in compliance with said Act.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSUREs

         Inapplicable.


ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2003, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

         Our directors and principal executive officers are as specified on the following table:

======================= ============ ==========================================
 NAME                       AGE               POSITION
----------------------- ------------ ------------------------------------------
 Torbjorn B. Lundqvist      51       Chairman, Chief Executive Officer /
                                     Chief Financial Officer
----------------------- ------------ ------------------------------------------
 Dick G. Lindholm           54                Vice President, Director
----------------------- ------------ ------------------------------------------
 William S. Rhodes          54                President, Director
======================= ============ ==========================================

       TORBJORN B. LUNDQVIST. Mr. Lundqvist has been our chief executive officer and the chairman of our board of directors since our inception. Mr. Lundqvist has been primarily responsible for the formation and development to date of Aviation Upgrade Technologies, Inc. Mr. Lundqvist has had vast experience in international business. His strength is managing and developing new ventures and ideas. Mr. Lundqvist was born in Helsinki, Finland in 1952. After serving as a transportation officer during his mandatory service in the Finnish army, he owned and managed several companies in Finland, including companies involved in remodeling and manufacturing. Since 1982, Mr. Lundqvist has been owner and president of Minitec Marketing, Inc. which is an import and export firm. Among other things, Minitec Marketing, Inc. invented, patented and manufactured a Power Take Out for 4-wheel drive GM vehicles. This product allows the user to divert some of the power from the vehicles engine and use it for other purposes than powering the vehicle itself, e.g. external devices like snow blowers, generators, and pumps. The product was developed to suit a niche market in Finland. Since 1989 he has also been owner and president of Minitec Motors, Inc., USA, a car dealership specializing in exporting cars to niche markets where a slight modification of the vehicle would put it in a lower tax bracket when imported to that particular niche market. Mr. Lundqvist is not an officer or director of any other reporting company.

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

         BOARD OF DIRECTOR MEETINGS AND COMMITTEES

         During the fiscal year ended December 31, 2003, there were no meetings of the board of directors. Due to the small size of our board of directors, the whole board acts as the Audit Committee.

         CODE OF ETHICS
         --------------

         The Company has adopted a Code of Ethics for Financial Professionals [which Code of Ethics will be provided to any person without charge, upon request to Aviation Upgrade Technologies, Inc., 6550 South Pecos Road, Suite 142, Las Vegas, Nevada 89120, Attention: Torbjorn Lundqvist, President.]

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

         In August 2003, Mr. Lundqvist transferred 50,000 of his shares as an accommodator to a financing transaction for the Company and a Form 4 was filed by Mr. Lundqvist at that time. However, none of the Company's officers or directors filed the required Form 5 to report their holdings by February 14, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

         CASH COMPENSATION OF EXECUTIVE OFFICERS - The following table sets forth the total compensation earned by the Chief Executive Officer and Directors per annum for the previous three years.

                                        Annual Compensation                           Long-Term Compensation
                      --------------------------------------------------------- ---------------------------------
                                                                                 Restricted      Common Shares
                                                                 Other         Stock Granted   Underlying Options
                                                 Annual          Awards          (# Shares)         Granted         All Other
  Name and Position     Year       Salary         Bonus       Compensation                         (# Shares)     Compensation
----------------------------------------------- ------------------------------- --------------------------------- -------------
Torbjorn B.             2003      $140,000         -0-            -0-               -0-               -0-              -0-
Lundqvist, Chairman     2002      $140,000         -0-            -0-               -0-               -0-              -0-
and CEO                 2001      $140,000         -0-            -0-               -0-               -0-              -0-


         OPTION/SAR GRANTS IN LAST FISCAL YEAR.  INAPPLICABLE.
         -------------------------------------

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

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.  None
         --------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2004 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL OWNER    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                                             OWNER
-------------------- --------------------------------------- ------------------------------------- -------------------
Common Stock         Torbjorn B. Lundqvist,                  9,572,300 shares, chief executive           84.4%
                     6550 South Pecos Road, Suite 142        officer, chief financial officer,
                     Las Vegas, Nevada   89120               chairman of board of directors

Common Stock         Dick G. Lindholm                        235,000 shares, vice president,              2.1%
                     6550 South Pecos Road, Suite 142        director
                     Las Vegas, Nevada   89120


Common Stock         William S. Rhodes*                      10,000 shares, president, director           0.1%
                     P.O. Box 10746
                     San Bernardino, California  92423


Common Stock         All directors and named executive       9,817,300 shares                            86.6%
                     officers as a group

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

         In addition to serving as our officers and directors, Mr. Rhodes and Mr. Lindholm currently devote a significant portion of their time to other companies. Mr. Lindholm currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We do not believe that we have any conflicts of interest with the business or industry of those companies, other than their duties to provide management and services.

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

         We entered into a license agreement with Torbjorn B. Lundqvist, to license the marketing rights for the tire valve technology. During the years ended December 31, 2003, 2002 and 2001, we incurred $8,082, $33,136 and $72,648 for research and development costs in connection with the licensing agreement (including $51,000 for shares issued for services in 2001). We issued 50,000 shares to Claes Grondahl for his efforts in co-designing the product with Lundqvist and 1,000 shares to Doug Watt, one of our shareholders, for the name "Air Alert Valve Cap." The 51,000 shares were valued at $51,000. Claes Grondahl is a cousin of Torbjorn B. Lundqvist, our chief executive officer. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. The license agreement also specifies that we will enter into a manufacturing agreement with Torbjorn B. Lundqvist, our chief executive officer. However, no terms of the manufacturing agreement have been negotiated.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits

Exhibit No.
----------
3.1       Certificate of Incorporation of the Company(1)
3.2       Bylaws of the Company(1)
10.1      Employment Agreement (2)
21.1      Subdivision of small business issuer.  Not applicable
31.1      Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1      Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive Officer
32.2      Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial Officer

(1) Previously filed on December 2, 1999, as exhibit to the Registration Statement on Form 10-SB. (2) Previously filed in March 2002 as exhibit to the 2001 Annual Report on Form 10-KSB.

(B) Reports on Form 8-K

         None


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Board of Directors has selected Lesley, Thomas, Schwarz & Postma, Inc. as independent accountants to audit our books, records and accounts for the fiscal year 2004. Lesley, Thomas, Schwarz & Postma, Inc. previously audited our financial statements during the two fiscal years ended December 31, 2003 and 2002.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the Company by Lesley, Thomas, Schwarz & Postma, Inc. for the years ended December 31, 2003 and 2002, were as follows:

---------------------- ------------------------- -----------------------
Services Provided              2003                       2002
-----------------              ----                       ----
---------------------- ------------------------- -----------------------

---------------------- ------------------------- -----------------------
Audit Fees                $           21,700        $            19,500
---------------------- ------------------------- -----------------------
Audit Related Fees        $                0        $                 0
---------------------- ------------------------- -----------------------
Tax Fees                  $              832        $               838
---------------------- ------------------------- -----------------------
All Other Fees            $                0        $             1,445
---------------------- ========================= =======================

         Total            $           22,532        $            21,783
---------------------- ------------------------- -----------------------

         Audit Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         Audit Related Fees. There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

         Tax Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for professional services for tax compliance, tax advice and tax planning.

         All Other Fees. There were no fees billed for the year ended December 31, 2003. For the year ended December 31, 2002, $1,445 of fees were charged for services in connection with the Company's Form SB-2 Registration Statement.

Audit Committee Pre-Approval Policies and Procedures

         Due to the small size of our Board of Directors, the whole board acts as the Audit Committee.

         The Board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Board of Directors pre-approves both the type of services to be provided by Lesley, Thomas, Schwarz & Postma, Inc. and the estimated fees related to these services.

         During the approval process, the Board od Directors considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor's independence, including compliance with SEC rules and regulations.

         Throughout the year, the Board of Directors will review any revisions to the estimates of audit and non-audit fees initially approved.

                                   SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     Aviation Upgrade Technologies, Inc.


                                     By: /s/ Torbjorn B. Lundqvist
                                         ---------------------------------------
                                         Torbjorn B. Lundqvist
                                         Chairman and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signatures                                        Title                            Date
--------------------------------------------------- ----------------------------------------------------------------

/s/ Torbjorn B. Lundqvist                           Chairman, Chief Executive Officer             March 29, 2004
-------------------------------------------------   (principal executive officer) and Chief
Torbjorn B. Lundqvist                               Financial Officer (principal financial
                                                    officer)

/s/ Dick G. Lindholm                                Director                                      March 29, 2004
-------------------------------------------------
Dick G. Lindholm


/s/ William S. Rhodes                               Director                                      March 29, 2004
-------------------------------------------------
William S. Rhodes