Form 10QSB
period 2004-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2004-05-14
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __________ to ___________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Nevada                                                      33-0881303
----------------------------------                   ---------------------------
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


                                 Not Applicable
--------------------------------------------------------------------------------
               (Former name, former address and formerfiscal year,
                         if changed since last report)

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

         As of May 14, 2004 the Company had 11,367,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2004...................................3

Condensed Statements of Operations for the three
   month periods ended March 31, 2004 and 2003..............................4

Condensed Statements of Cash Flows for the three
  month periods ended March 31, 2004 and 2003...............................5

Notes to Condensed Financial Statements.....................................6

Item 2.    Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................................9

Item 3.    Control and Procedures..........................................11

PART 2 - OTHER INFORMATION.................................................11

SIGNATURE..................................................................12

CERTIFICATIONS...........................................................13 - 16

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2004


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                          $        15,734
   Raw materials inventory                                                 8,619
   Prepaid assets                                                          5,160
                                                                 ---------------

     Total current assets                                                 29,513

OTHER ASSETS                                                              40,350
                                                                 ---------------

     Total assets                                                $        69,863
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                              $       584,820
   Due to related party                                                   40,726
   Accrued payroll and related expenses                                  349,067
   Loan payable, stockholder                                             117,849
   Profit participation advances                                          96,000
                                                                 ---------------

     Total current liabilities                                         1,188,462
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,347,000 shares issued and outstanding at
     March 31, 2004                                                      11,347
   Additional paid-in capital                                           896,255
   Accumulated deficit                                               (2,026,201)
                                                                 --------------

     Total stockholders' deficit                                     (1,118,599)
                                                                 --------------

     Total liabilities and stockholders' deficit                 $      69,863
                                                                 ==============








       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                  Three Months Ended
                                         --------------------------------------
                                              March 31,           March 31,
                                                2004                2003
                                          ----------------    -----------------

REVENUES                                  $              0    $              0

COST OF SALES                                            0                   0
                                          ----------------    ----------------

GROSS PROFIT (LOSS)                                      0                   0
                                          ----------------    ----------------

OPERATING EXPENSES
   General and administrative                       83,581              84,065
   Research and development                         71,085               2,467
                                          ----------------    ----------------

LOSS FROM OPERATIONS                              (154,666)            (86,532)
                                          -----------------   ----------------

OTHER EXPENSE
   Interest expense                                 (4,669)             (3,446)
                                          -----------------   ----------------

                                                    (4,669)             (3,446)
                                          -----------------   ----------------

NET LOSS BEFORE PROVISION FOR TAXES               (159,335)            (89,978)

PROVISION FOR TAXES                                      0                (800)
                                          ----------------    ----------------

NET LOSS                                  $       (159,335)   $        (90,778)
                                          ================    ================


BASIC AND DILUTED LOSS PER SHARE          $         (0.01)    $         (0.01)
                                          ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING             11,299,419          11,043,240
                                          ================    ================






       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                    Three Months Ended
                                                           --------------------------------------
                                                                 March 31,            March 31,
                                                                   2004                 2003
                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $       (159,335)   $        (90,778)
   Adjustments to reconcile net loss to net
   cash used in operating activities
     Changes in operating liabilities
       Prepaid expenses                                                  509                   0
       Accounts payable                                               75,256              34,012
       Due to related party                                            2,413               5,689
       Accrued payroll and related expenses                           35,507              35,508
                                                           -----------------   -----------------

         Net cash used in operating activities                       (45,650)            (15,569)
                                                            ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                           4,351              14,600
   Proceeds from issuance of common stock                             53,047                 600
                                                           -----------------   -----------------

         Net cash provided by financing activities                    57,398              15,200
                                                           -----------------   -----------------

NET CHANGE IN CASH                                                    11,748                (369)

CASH, beginning of period                                              3,986               1,342
                                                            ----------------   -----------------

CASH, end of period                                         $         15,734   $             973
                                                            ================   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                 $          4,669    $          3,446
   Cash paid during the period for taxes                    $              0    $              0






       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the "Company" or "AUT") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.


NOTE B - WARRANTS

         In July and August 2003, the Company issued warrants to purchase a total of 150,000 shares of stock exercisable at $2.00 per share. The warrants were issued in accordance to a Securities Purchase Agreement for the sale of its stock to accredited investors and expire seven years from the date of issuance.

         All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of March 31, 2004 and 2003, respectively:

                                                            March 31, 2004                    March 31, 2003
                                                   -------------------------------   -------------------------------
                                                                        Wtd Avg                           Wtd Avg
                                                       Shares          Ex Price          Shares          Ex Price

         Outstanding, beginning of period                 180,466   $        1.68           270,582   $         0.10

         Granted                                                0               0                 0                0
         Expired/forfeited/exercised                      (30,466)           0.10            (6,000)            0.10
                                                   --------------   -------------    --------------   --------------

         Outstanding, end of period                       150,000   $        2.00           264,582   $         0.10
                                                   ==============   =============    ==============   ==============

         Weighted average fair value of
         warrants granted                                           $        2.00                     $         0.10
                                                                    =============                     ==============

         The outstanding warrants at March 31, 2004 and 2003 are all held by stockholders, five thousand (5,000) of those outstanding at March 31, 2003 were issued to a former officer and director in connection with his purchase of stock.

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

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration ("NHTSA"). The new rule, which was issued in early May 2002, requires that, by 2006, all vehicles sold in the United States have a low-tire-pressure warning system in the dashboard. During the third quarter 2003, the NHTSA overturned the May 2002 rule and is currently working on a new rule. We are in contact with the NHTSA to promote the idea of having the tire valve cap qualify for the new rule. In addition to $5,000 in consulting fees paid under the agreement during the year ended December 31, 2001, 10,000 shares of common stock may be issued if the tire valve cap ultimately qualifies for the rule.

         During the three month period ended March 31, 2004, outstanding warrants to purchase 30,466 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         On March 1, 2004, AUT entered into a Securities Purchase Agreement with an accredited investor for the sale of 55,000 shares of common stock for cash consideration of $50,000.

         On July 3, 2003, AUT entered into a Securities Purchase Agreement with two accredited (and affiliated) investors, which agreement contemplates that each investor will purchase one "Unit" for $50,000, each Unit consisting of (i) 50,000 shares of AUT common stock, (ii) a participation in the sales of the Air Alert Valve Cap product equal to $.005 per valve cap sold by AUT up to a maximum participation of $500,000, and (iii) a warrant to purchase 75,000 shares of AUT common stock, exercisable for a period of seven years at $2.00 per share As further consideration and to induce the investors to purchase the Units, Torbjorn B. Lundqvist, the Chief Executive Officer of AUT agreed to transfer to each investor an aggregate of 25,000 shares of AUT common stock owned by him and to allow the investors to "tag-along" with him on a pro rata basis in the event he sells any of his shares of AUT common stock to third parties. On July 3, 2003, one half ($50,000) of the $100,000 total consideration for the Units was paid. The other $50,000 was paid on August 11, 2003. The additional stock sold has been valued at $0.67 per share for a total equity investment of $67,000. The remaining $33,000 of the investment has been allocated to the profit participation portion of the agreement and recorded as a current liability.

         In May 2003, AUT entered into agreements with four investors, generating potential gross proceeds of $50,000 from the sale of participations in AUTs Air Alert Valve Cap product. The agreements require the Company to pay $0.10 per package for each package of tire valve caps sold up to 1,000,000 packages. The Company received $25,000 in May 2003, $12,000 in November 2003, and $6,000 in December 2003 and expects to receive the remaining $7,000 within five days of the receipt of a purchase order for the Air Alert Valve Cap product from a major retailer.

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

NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                           Three Months Ended
                                                                   ------------------------------------
                                                                       March 31,           March 31,
                                                                         2004                2003
                                                                   ----------------    ----------------
         Numerator for basic and diluted loss per share
           Net loss                                                $       (159,335)   $        (90,778)
                                                                   ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                       11,299,419          11,043,240
                                                                   ================    ================

         Basic and diluted loss per share
           Net loss                                                $         (0.01)    $         (0.01)
                                                                   ================    ================

NOTE E - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the "CEO") has, from time to time, provided working capital through his privately-held marketing company ("the Marketing Company"). All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $40,726 as of March 31, 2004. All the payroll and related expenses recorded as of March 31, 2004 were owing to the CEO. In addition, during the three months ended March 31, 2004, AUT received advances from the Marketing Company in the amount of $4,351. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $4,669 for the three months ended March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         GENERAL. As of March 31, 2004 we have had no revenue from operations. Our first sales order for $7,080 was received in April 2004. Additionally, due to long lead times on certain components, we have placed a purchase order with the factory for 100,000 units to be manufactured in anticipation of forthcoming sales orders. 4,000 of these units were those sold in April.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product. A preproduction run of the Air Alert Valve Cap was made in March 2004, and the first mass production batch is scheduled to be shipped during the month of April 2004.

         We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed a mock up of the product at a trade show in Las Vegas, and we had good response primarily from tire and automobile dealers. This product is anticipated to be released during the latter part of 2004 and will be primarily marketed to tire and automobile dealers.

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of March 31, 2004 was $15,734, as compared to $973 as of March 31, 2003. Total current liabilities were $1,188,462 as of March 31, 2004, an increase over the prior year balance of $795,297, represented primarily by accrued payroll, advances, profit participation agreements and research and development costs. We had negative working capital of $1,158,949 as of March 31, 2004, and we had an accumulated deficit of $2,026,201 as compared to an accumulated deficit of $1,570,215 at March 31, 2003. Due to lack of working capital, our accounts payable increased by over $160,000. During the three months ended March 31, 2004, we issued 30,466 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $3,047. On March 1, 2004, we entered into a Securities Purchase Agreement with an accredited investor for the sale of 55,000 shares of common stock for cash consideration of $50,000 and on April 26, 2004, we entered into another Securities Purchase Agreement with another investor for the sale of 20,000 shares of common stock for cash consideration of $20,000. In April 2004, we received a purchase order to sell 4,000 units of our Air Alert Valve Cap which we plan to ship in May 2004. We received a deposit on this order and the terms are cash on delivery. All proceeds are being used for production setup costs and other general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month and our financial condition raises substantial doubt as to our ability to continue as a going concern. Although we expect additional sales of our product, we have no firm purchase orders and, therefore, we are currently unable to satisfy our cash requirements for continuing operations. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $393,165 from $795,297 at March 31, 2003 to $1,188,462 at March 31, 2004. Our continued
ability to operate is dependent upon the raising of additional capital and the sale of our product; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that sales will occur.

         RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003 - During the three months ended March 31, 2004 and the three months ended March 31, 2003, we generated no revenues and raised $53,047 from the issuance of common stock during the three months ended March 31, 2004. Total operating expenses for the three months ended March 31, 2004 were $154,666, compared to total operating expenses for the three months ended March 31, 2003 of $86,532. The increase resulted primarily from higher research and development costs. In the three months ended March 31, 2004, our net loss was $159,335 compared to a loss of $90,778 for the prior year period.

         PLAN OF OPERATION FOR NEXT 12 MONTHS. With regard to the tire valve cap, we believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. With regard to the valve stem we believe our primary target is tire and automobile dealers as well as auto and tire manufacturers. We believe that the potential market for both the tire valve cap and the valve stem are large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new low end vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

         Competition for our electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market, which is sold by several companies under different brand names. Our review and testing of this product has indicated to us that it is unreliable and inefficient due to its mechanical nature. We have not seen any products which would be in direct competition to our Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our products, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the innovative technology, quality of our products and price.

         Our plan of operation is wholly dependent on our ability to generate revenues from the sale of our tire pressure monitoring products. During the first half of 2003, we visited several potential contract manufacturers in China and Taiwan and after careful evaluation we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps each month. We believe Union Power is committed to manufacturing a limited production run to allow AUT to establish credibility with our potential customers. Union Power has indicated that it will help us meet any orders we may receive by providing favorable terms of payment if those orders come from qualified major U.S. retailers. Union Power has produced a pre-production run of Air Alert Valve Caps in March and April 2004 and the first mass production run is scheduled to be shipped during June 2004. Union Power has also indicated their interest in manufacturing the Air Alert Valve Stem for us.

         Notwithstanding any assistance from Union Power, we will need to raise additional capital to market, promote and sell the tire valve cap product. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.

         We are not currently conducting any research and development activities, other than those activities related to the production of the electronic tire valve cap and valve stem.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of March 31, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2004, the evaluation date.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Not Applicable.

Item 2.  Changes in Securities.
         ---------------------

         During the three month period ended March 2004, outstanding warrants to purchase 30,466 shares of common stock were exercised by the holders. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under
Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

         On March 1, 2004, we entered into a Securities Purchase Agreement with an accredited investor for the sale of 55,000 shares of common stock for cash consideration of $50,000. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

         On April 26, 2004, we entered into a Securities Purchase Agreement with an accredited investor for the sale of 20,000 shares of common stock for cash consideration of $20,000. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not Applicable.

Item 5.  Other Information.
         -----------------

         Not Applicable.

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

                                       AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  May 14, 2004                   By:  /s/ Torbjorn B. Lundqvist
                                          --------------------------------------
                                                TORBJORN B. LUNDQVIST,
                                                Chief Executive Officer