Form 10QSB
period 2004-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2004-08-13
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


    Nevada                                                      33-0881303
----------------------------------                    --------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

               6550 South Pecos Road, Las Vegas, Nevada 89120 USA
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 450-0003
                                  -------------
                           (Issuer's telephone number)


                                 Not Applicable
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of August ___, 2004 the Company had 11,367,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2004...................................... 3

Condensed Statements of Operations for the three and six
   month periods ended June 30, 2004 and 2003................................. 4

Condensed Statements of Cash Flows for the six
  month periods ended June 30, 2004 and 2003.................................. 5

Notes to Condensed Financial Statements....................................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................... 9

Item 3.    Control and Procedures............................................ 11

PART 2 - OTHER INFORMATION................................................... 12

SIGNATURE.................................................................... 13

CERTIFICATIONS............................................................... 14

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $        165
   Raw materials inventory                                               8,619
   Prepaid assets                                                        4,650
                                                                  ------------

     Total current assets                                               13,434

OTHER ASSETS                                                            40,350
                                                                  ------------

     Total assets                                                 $     53,784
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                               $    578,309
   Due to related party                                                 36,616
   Accrued payroll and related expenses                                384,575
   Customer deposits                                                     2,124
   Loan payable, stockholder                                           123,472
   Profit participation advances                                       103,000
                                                                  ------------

     Total current liabilities                                       1,228,096
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,367,000 shares issued and outstanding at
     June 30, 2004                                                      11,367
   Additional paid-in capital                                          916,236
   Accumulated deficit                                              (2,101,915)
                                                                  -------------

     Total stockholders' deficit                                    (1,174,312)
                                                                  -------------

     Total liabilities and stockholders' deficit                  $     53,784
                                                                  ============







       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               ----------------------------------   ---------------------------------
                                                   JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                                     2004              2003               2004              2003
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $             0   $             0    $             0   $             0

COST OF SALES                                                0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT                                                 0                 0                  0                 0
                                               ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative                           71,205            97,125            225,872           184,458
                                               ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                   (71,205)          (97,125)          (225,872)         (184,458)
                                               ---------------   ---------------    ---------------   ---------------

OTHER EXPENSE
   Interest expense                                     (4,509)           (3,828)            (9,177)           (7,273)
                                               ----------------  ----------------   ----------------  ----------------

                                                        (4,509)           (3,828)            (9,177)           (7,273)
                                               ----------------  ----------------   ----------------  ----------------

NET LOSS                                       $       (75,714)  $      (100,953)   $      (235,049)  $      (191,731)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.01)  $         (0.01)   $         (0.02)  $         (0.02)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    11,361,066        11,082,517         11,330,242        11,062,987
                                               ===============   ===============    ===============   ===============






       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                          SIX MONTHS ENDED
                                                                                --------------------------------------
                                                                                     JUNE 30,            JUNE 30,
                                                                                       2004                2003
                                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (235,049)   $       (191,731)
   Adjustments to reconcile net loss to net cash used in operating activities
     Amortization of prepaid expenses                                                        1019                   0
     Changes in operating liabilities
       Accounts payable                                                                    88,746              48,554
       Due to related party                                                                (1,697)             10,481
       Accrued payroll and related expenses                                                71,015              71,015
       Customer deposits                                                                    2,124                   0
                                                                                -----------------    -----------------

         Net cash used in operating activities                                            (73,842)            (61,681)
                                                                                -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Factory tooling costs                                                                  (20,000)            (20,000)
                                                                                -----------------    -----------------

         Net cash used in investing activities                                            (20,000)            (20,000)
                                                                                -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                                9,974              27,900
   Proceeds from issuance of common stock                                                  73,047               8,300
   Proceeds from profit participation investments                                           7,000              45,000
                                                                                -----------------    -----------------

         Net cash provided by financing activities                                         90,021              81,200
                                                                                -----------------    -----------------

NET CHANGE IN CASH                                                                         (3,821)               (481)

CASH, beginning of period                                                                   3,986               1,342
                                                                                -----------------    ----------------

CASH, end of period                                                             $             165    $            861
                                                                                =================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                     $           9,177    $          7,273
   Cash paid during the period for taxes                                        $               0    $              0






See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                             JUNE 30, 2004 AND 2003


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the "Company" or "AUT") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.


NOTE B - WARRANTS

         In July and August 2003, the Company issued warrants to purchase a total of 150,000 shares of stock exercisable at $2.00 per share. The warrants were issued in accordance with a Securities Purchase Agreement for the sale of its stock to accredited investors and expire seven years from the date of issuance.

         All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of June 30, 2004 and 2003, respectively:

                                                            JUNE 30, 2004                    JUNE 30, 2003
                                                   -------------------------------   ------------------------------
                                                                        WTD AVG                           WTD AVG
                                                       SHARES          EX PRICE          SHARES          EX PRICE

         Outstanding, beginning of period                 150,000   $        2.00           264,582   $        0.10

         Granted                                                0               0                 0               0
         Expired/forfeited/exercised                            0               0           (77,000)           0.10
                                                   --------------   -------------    ---------------  -------------

         Outstanding, end of period                       150,000   $        2.00           187,582   $        0.10
                                                   ==============   =============    ==============   =============

         Weighted average fair value of
         warrants granted                                           $        2.00                     $        0.10
                                                                    =============                     =============





The outstanding warrants at June 30, 2004 and 2003 are all held by stockholders.

NOTE C - STOCKHOLDERS' DEFICIT

         Holders of the common stock do not have preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available therefor when, as and if declared by the board of directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. The board of directors is authorized to issue additional shares of common stock on such terms and conditions, and for such consideration as the Board may deem appropriate without further stockholder action.

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

         On April 26, 2004, AUT entered into a Securities Purchase Agreement with an accredited investor for the sale of 20,000 shares of common stock for cash consideration of $20,000.

         During the three month period ended March 31, 2004, outstanding warrants to purchase 30,466 shares of common stock were exercised by the holders. The warrants were issued as part of an earlier Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

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

         In August 2001, AUT entered into an agreement with a consultant to assist the Company in ensuring that the tire valve cap qualifies for standards in a new rule to be issued by the National Highway Traffic Safety Administration ("NHTSA"). The new rule, which was issued in early May 2002, requires that, by 2006, all vehicles sold in the United States have a low-tire-pressure warning system. During the third quarter 2003, the NHTSA overturned the May 2002 rule and is currently working on a new rule. We are in contact with the NHTSA to promote the idea of having the tire valve cap qualify for the new rule. In addition to $5,000 in consulting fees paid under the agreement during the year ended December 31, 2001, 10,000 shares of common stock may be issued if the tire valve cap ultimately qualifies for the rule.


NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                           THREE MONTHS ENDED
                                                                                 ------------------------------------
                                                                                     JUNE 30,            JUNE 30,
                                                                                       2004                2003
                                                                                 ----------------    ----------------
         Numerator for basic and diluted loss per share
           Net loss                                                              $       (235,049)   $       (191,731)
                                                                                 ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                                     11,330,242          11,062,987
                                                                                 ================    ================


           Basic and diluted net loss per share                                  $         (0.02)    $         (0.02)
                                                                                 ===============     ===============



NOTE E - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the "CEO") has, from time to time, provided working capital through his privately-held marketing company ("the Marketing Company"). All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred and the amount owing is reflected in due to related party and totals $36,616 as of June 30, 2004. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $4,508 for the three months ended June 30, 2004. All the payroll and related expenses recorded as of June 30, 2004 were owing to the CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         GENERAL. As of June 30, 2004 we have had no revenue from operations. Our first sales order for $7,080 was received in April 2004. In July 2004, we received another sales order from a major retailer for $_132,000. Due to long lead times on certain components, we have placed a purchase order with the factory for 100,000 units per month to be manufactured in preparation for these and other anticipated sales orders. The sales orders already received are for 81,000 of these units and are included in this first mass production run of product which is anticipated to be shipped during the third quarter.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

         We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers. This product is anticipated to be released during the latter part of 2004 and will be primarily marketed to tire and automobile dealers.

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of June 30, 2004 was $165, as compared to $861 as of June 30, 2003. We continue to operate without any source of liquidity to pay our liabilities, which are increasing steadily as our vendors and others continue to support us. Total current liabilities were $1,228,096 as of June 30, 2004, an increase of $319,657 over the prior year balance of $908,439, represented primarily by accrued payroll, advances, profit participation agreements and research and development costs. We had negative working capital of $1,214,662 as of June 30, 2004, and we had an accumulated deficit of $2,101,915 as compared to an accumulated deficit of $1,671,169 at June 30, 2003. . Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $319,657 from $908,439 at June 30, 2003 to $1,228,096 at June 30,
2004. Our continued ability to operate is dependent upon the raising of additional capital and the sale of our product; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that sales will occur.

          During the six months ended June 30, 2004, we issued 30,466 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $3,047. On March 1, 2004, we entered into a Securities Purchase Agreement with an accredited investor for the sale of 55,000 shares of common stock for cash consideration of $50,000 and on April 26, 2004, we entered into another Securities Purchase Agreement with another investor for the sale of 20,000 shares of common stock for cash consideration of $20,000. Also during the three months ended June 30, 2004, we received the balance of $7,000 in connection with profit participation agreements entered into during 2003. In April 2004, we received a purchase order to sell 4,000 units of our Air Alert Valve Cap on which we received a deposit of $2,124 and the terms are cash on delivery, which is anticipated in the third quarter 2004. All proceeds are being used for production setup costs and other general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month and our financial condition raises substantial doubt as to our ability to continue as a going concern. Although we expect additional sales of our product, we have no firm purchase orders and, therefore, we are currently unable to satisfy our cash requirements for continuing operations

         RESULTS OF OPERATIONS -Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003 - During the three months ended June 30, 2004 and the three months ended June 30, 2003, we generated no revenues and raised $20,000 from the issuance of common stock during the three months ended June 30, 2004. Total operating expenses for the three months ended June 30, 2004 were $71,205, compared to total operating expenses for the three months ended June 30, 2003 of $97,125. The decrease resulted primarily from lower patent and legal expenses. In the three months ended June 30, 2004, our net loss was $75,714 compared to a loss of $100,953 for the prior year period.

         RESULTS OF OPERATIONS - Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003 - During the six months ended June 30, 2004 and the six months ended June 30, 2003, we generated no revenues and raised $73,047 from the issuance of common stock during the six months ended June 30, 2004. Total operating expenses for the six months ended June 30, 2004 were $225,872 compared to total operating expenses for the six months ended June 30, 2003 of $184,458. The increase resulted primarily from higher research and development costs of $69,000 offset by lower patent expenses of $24,000. In the three months ended June 30, 2004, our net loss was $235,049 compared to a loss of $191,731 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $319,657 from $908,439 at June 30, 2003 to $1,228,096 at June 30, 2004.

         PLAN OF OPERATION FOR NEXT 12 MONTHS. With regard to the tire valve cap, we believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. With regard to the valve stem we believe our primary target is tire and automobile dealers as well as auto and tire manufacturers. We believe that the potential market for both the tire valve cap and the valve stem are large. The requirement for a warning system to detect low tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new low end vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

         Competition for our electronic tire valve cap is limited. To our knowledge, there is only one mechanical tire valve cap on the market, which is sold by several companies under different brand names. Our review and testing of this product has indicated to us that it is unreliable and inefficient due to its mechanical nature. We have not seen any products which would be in direct competition to our Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our products, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the innovative technology, quality and price of our products.

         Our plan of operation is wholly dependent on our ability to generate revenues from the sale of our tire pressure monitoring products. During the first half of 2003, we visited several potential contract manufacturers in China and Taiwan and after careful evaluation we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps each month. We believe Union Power is committed to manufacturing a limited production run to allow AUT to establish credibility with our potential customers. Union Power has indicated that it will help us meet any orders we may receive by providing favorable terms of payment if those orders come from qualified major U.S. retailers. Union Power has produced a pre-production run of Air Alert Valve Caps in March and April 2004, and the first mass production run is anticipated to be shipped during the third quarter of 2004. Union Power has also indicated their interest in manufacturing the Air Alert Valve Stem for us.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of June 30, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

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

                  Not Applicable.

ITEM 5.  OTHER INFORMATION.
         -----------------

                  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

a) Exhibit 31.1 and 31.2 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 and 32.2 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  August 13, 2004               By:  /s/ Torbjorn B. Lundqvist
                                         --------------------------------------
                                               TORBJORN B. LUNDQVIST,
                                               Chief Executive Officer