Form 10QSB
period 2004-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2004-11-15
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
                       ------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                 33-0881303
------                                                 ------------
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

         As of November 12, 2004 the Company had 11,367,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2004................................3

Condensed Statements of Operations for the three and nine
   month periods ended September 30, 2004 and 2003...........................4

Condensed Statements of Cash Flows for the nine
  month periods ended September 30, 2004 and 2003............................5

Notes to Condensed Financial Statements.....................................6-8

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................9

Item 3.    Control and Procedures...........................................11

PART 2 - OTHER INFORMATION..................................................12

SIGNATURE...................................................................13

CERTIFICATIONS..............................................................14

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               SEPTEMBER 30, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $       9,397
   Accounts receivable                                                   66,076
   Prepaid expenses                                                       9,209
                                                                  -------------
     Total current assets                                                84,682

TOOLING COSTS                                                            40,000

OTHER ASSETS                                                                350
                                                                  -------------

     Total assets                                                 $     125,032
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                               $     624,624
   Profit participation payable                                           2,116
   Due to related party                                                  44,566
   Accrued payroll and related expenses                                 420,082
   Customer deposits                                                      2,124
   Loan payable, stockholder                                            131,972
   Profit participation advances, net                                   101,972
                                                                  -------------

     Total current liabilities                                        1,327,456
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,367,000 shares issued and outstanding at
     September 30, 2004                                                  11,367
   Common stock subscribed, $.001 par value; 61,050 shares at                61
     September 30, 2004
   Additional paid-in capital                                           971,674
   Accumulated deficit                                               (2,185,526)
                                                                  -------------

     Total stockholders' deficit                                     (1,202,424)
                                                                  -------------

     Total liabilities and stockholders' deficit                  $     125,032
                                                                  =============





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                     2004              2003               2004              2003
                                               ---------------   ---------------    ---------------   ---------------
REVENUES                                       $        66,076   $             0    $        66,076                 0

COST OF SALES                                           72,799                 0             72,799                 0
                                               ---------------   ---------------    ---------------   ---------------

GROSS PROFIT                                            (6,723)                0             (6,723)                0
                                               ----------------  ---------------    ----------------  ---------------

OPERATING EXPENSES
   General and administrative                           69,673            64,524            224,049           246,453
   Research and development                                  0             9,609             71,497            12,138
                                               ---------------   ---------------    ---------------   ---------------

                                                       (69,673)           74,133            295,546           258,591
                                              ----------------- ----------------   ----------------  ----------------

LOSS FROM OPERATIONS                                   (76,396)          (74,133)          (302,269)         (258,591)
                                               ---------------   ---------------    ---------------   ---------------

OTHER EXPENSE
   Profit participation expense                         (1,088)                0             (1,088)                0
   Interest expense                                     (6,127)           (4,238)           (15,303)          (11,512)
                                               ----------------  ----------------   ----------------  ----------------

                                                        (7,215)           (4,238)           (16,391)          (11,512)
                                               ----------------  ----------------   ----------------  ----------------

NET LOSS                                       $       (83,611)  $       (78,371)   $      (318,660)  $      (270,103)
                                               ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                               $         (0.01)  $         (0.01)   $         (0.03)  $         (0.02)
                                               ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    11,347,000        11,222,872         11,342,584        11,116,868
                                               ===============   ===============    ===============   ===============





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                          NINE MONTHS ENDED
                                                                                 -------------------------------------
                                                                                   SEPTEMBER 30        SEPTEMBER 30,
                                                                                       2004                2003
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (318,660)   $       (270,103)
   Adjustments to reconcile net loss to net cash used in operating activities
     Amortization of profit participation advances                                          (1028)                  0
     Changes in operating liabilities
       Accounts receivable, net                                                           (66,077)                  0
       Raw materials inventory                                                              8,619                   0
       Prepaid expenses                                                                    (3,540)             (6,179)
       Accounts payable                                                                   117,176              42,949
       Due to related party                                                                 6,253               3,147
       Accrued payroll and related expenses                                               106,523             106,522
       Customer deposits                                                                    2,124                   0
                                                                                 -----------------   -----------------

         Net cash used in operating activities                                           (148,610)           (123,664)
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Factory tooling costs                                                                        0             (20,000)
                                                                                -----------------   ------------------

         Net cash used in investing activities                                                  0             (20,000)
                                                                                -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                               18,474               1,900
   Proceeds from issuance of common stock                                                  73,047              78,915
   Proceeds from common stock subscribed                                                   55,500
   Proceeds from profit participation investments                                           7,000              78,000
                                                                                -----------------   -----------------

         Net cash provided by financing activities                                        154,021             158,815
                                                                                -----------------   -----------------
NET CHANGE IN CASH                                                                          5,411              15,151

CASH, beginning of period                                                                   3,986               1,342
                                                                                 ----------------    ----------------

CASH, end of period                                                              $          9,397    $         16,493
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $         15,303    $         11,512
   Cash paid during the period for taxes                                         $              0    $              0





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                           SEPTEMBER 30, 2004 AND 2003


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the "Company" or "AUT") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.


NOTE B - WARRANTS

         In July and August 2003, the Company issued warrants to purchase a total of 150,000 shares of stock exercisable at $2.00 per share. The warrants were issued in accordance with a Securities Purchase Agreement for the sale of its stock to an accredited investor and expire seven years from the date of issuance.

         All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of September 30, 2004 and 2003, respectively:

                                               SEPTEMBER 30, 2004                SEPTEMBER 30, 2003
                                        -------------------------------   ------------------------------
                                                             WTD AVG                           WTD AVG
                                            SHARES          EX PRICE          SHARES          EX PRICE
    Outstanding, beginning of period           150,000   $        2.00           187,582   $        0.10

    Granted                                          0               0           150,000            2.00
    Expired/forfeited/exercised                      0               0           (46,116)           0.10
                                        --------------   -------------    ---------------  -------------

    Outstanding, end of period                 150,000   $        2.00           291,466   $        1.08
                                        ==============   =============    ==============   =============

    Weighted average fair value of
    warrants granted                                     $        2.00                     $        2.00
                                                         =============                     =============


         The outstanding warrants at September 30, 2004 and 2003 are all held by stockholders.

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

         In August and September 2004, AUT entered into Securities Purchase Agreements with various accredited investors for the sale of common stock. To date, the Company has received $55,500 in cash consideration for the purchase of 61,050 shares of common stock in connection with these agreements. As of September 30, 2004, these shares were not yet issued, therefore, the stock is recorded as stock subscriptions.

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

         In May 2003, AUT entered into agreements with four investors, generating potential gross proceeds of $50,000 from the sale of participations in AUTs Air Alert Valve Cap product. The agreements require the Company to pay $0.10 per package for each package of tire valve caps sold up to 1,000,000 packages. The Company received $25,000 in May 2003, $12,000 in November 2003, $6,000 in December 2003 and the remaining $7,000 in June 2004.

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


NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                  NINE MONTHS ENDED
                                                         ------------------------------------
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                               2004                2003
                                                         ----------------    ----------------
   Numerator for basic and diluted loss per share
     Net loss                                            $       (318,660)   $       (270,103)
                                                         ================    ================

   Denominator for basic and diluted loss per share
     Weighted average shares                                   11,342,584          11,116,868
                                                         ================    ================

     Basic and diluted net loss per share                $         (0.03)    $         (0.02)
                                                         ================    ================



NOTE E - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the "CEO") has, from time to time, provided working capital through his privately-held marketing company ("the Marketing Company"). All amounts advanced to AUT have been recorded as expenses of AUT in the period they were incurred and the amount owing is reflected in due to related party and totals $44,566 as of September 30, 2004. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $6,127 for the three months ended September 30, 2004. All the payroll and related expenses recorded as of September 30, 2004 were owing to the CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. As of September 30, 2004 we generated $66,076 in revenue from the sale of our Air Alert Valve Cap product. In October 2004, we generated $4,920 in additional revenue from sales of this product. Due to long lead times on certain components, we have placed a purchase order with the factory for 100,000 units per month to be manufactured in preparation for anticipated sales orders.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

         We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers. This product is anticipated to be released at the end of 2004 or early 2005 and will be primarily marketed to tire and automobile dealers.

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of September 30, 2004 was $9,397, as compared to $16,493 as of September 30, 2003. We continue to operate without any source of liquidity to pay our historical and current obligations, which are increasing steadily as our vendors and others continue to support us. Total current liabilities were $1,327,456 as of September 30, 2004, an increase of $389,451 over the prior year balance of $938,005, represented primarily by accrued payroll, advances, profit participation agreements and research and development costs. We had negative working capital of $1,242,774 as of September 30, 2004, and we had an accumulated deficit of $2,185,526 as compared to an accumulated deficit of $1,749,539 at September 30, 2003. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $389,451 from $938,005 at September 30, 2003 to $1,327,456 at September 30, 2004. Our continued ability to operate is dependent upon the raising of additional capital and sales of our product; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any significant amount of sales will occur.

         During the nine months ended September 30, 2004, we issued 30,466 shares of common stock upon the exercise of warrants at $0.10 per share for total cash consideration of $3,047. On March 1, 2004, we entered into a Securities Purchase Agreement with an accredited investor for the sale of 55,000 shares of common stock for cash consideration of $50,000, on April 26, 2004, we entered into another Securities Purchase Agreement with another investor for the sale of 20,000 shares of common stock for cash consideration of $20,000, in August and September 2004, we entered into Securities Purchase Agreements with various investors for the sale of 61,050 total shares of common stock for cash consideration of $55,500. Also during the three months ended June 30, 2004, we received the balance of $7,000 in connection with profit participation agreements entered into during 2003. In September and October 2004, we shipped the sales orders previously received and generated $70,996 in revenue from sales of our Air Alert Valve Cap. All proceeds are being used for production setup costs and other general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month and our financial condition raises substantial doubt as to our ability to continue as a going concern. Although we expect additional sales of our product, we have no firm purchase orders and, without additional financing, we are currently unable to satisfy our cash requirements for existing or future operations.

         RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003 - During the three months ended September 30, 2004 and the three months ended September 30, 2003, we generated $66,076 and $0 in revenues, respectively. We raised $55,500 from the subscription of common stock during the three months ended September 30, 2004. Total operating expenses for the three months ended September 30, 2004 were $69,673, compared to total operating expenses for the three months ended September 30, 2003 of $74,133. In the three months ended September 30, 2004, our net loss was $83,611 compared to a loss of $78,371 for the prior year period.

         RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003 - During the nine months ended September 30, 2004 and the nine months ended September 30, 2003, we generated $66,076 and $0 in revenues, respectively. We raised $128,547 from the issuance and subscription of common stock during the nine months ended September 30, 2004. Total operating expenses for the nine months ended September 30, 2004 were $295,546 compared to total operating expenses for the nine months ended September 30, 2003 of $258,591. The increase resulted primarily from higher research and development costs of $59,000 and production costs of $8,000 offset by lower patent and legal expenses of $32,000. In the nine months ended September 30, 2004, our net loss was $318,660 compared to a loss of $270,103 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $389,451 from $938,005 at September 30, 2003 to $1,327,456 at September 30, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls during the three months ended September 30, 2004.


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

         During the three month period ended September 30, 2004, AUT entered into Securities Purchase Agreements with various accredited investors for the sale of 61,050 shares of common stock for cash consideration of $55,500. As of September 30, 2004, these shares had not yet been issued and were recorded as stock subscriptions.


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

                                   AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  November 12, 2004          By:  /s/ Torbjorn B. Lundqvist
                                   -------------------------------------
                                   TORBJORN B. LUNDQVIST,
                                   Chief Executive Officer