Form 10KSB
period 2004-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2005-03-30
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________.


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


Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered

    Common stock                                        None
--------------------------------    --------------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2004 was $77,994.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 28, 2005 was $0.

The number of shares of the common stock outstanding as of March 28, 2004 was 11,457,750



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                  Inapplicable



            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

                               YES _____ NO ___X__

PART 1

         Aviation Upgrade Technologies, Inc., a Nevada corporation ("Company," "we," or "AUT"), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, our Registration Statement on Form 10-SB was declared effective and we became a reporting company pursuant to the Securities Exchange Act of 1934. We did not file any periodic reports or other information with the Securities and Exchange Commission until March 2001, at which time, we filed all delinquent quarterly and annual reports for the year ended December 31, 2000 concurrently. We have filed all quarterly reports for the years ended December 31, 2001, 2002, 2003 and 2004 on a timely basis.

ITEM 1.  DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT. We were incorporated in Nevada on January 8, 1999. We had our first orders of our Air Alert Valve Cap product during the second half of 2004 and earned $77,994 in revenue for the year. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of our business.

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


         PRODUCTS. Air Alert Valve Cap. We currently license the marketing rights for an electronic tire valve cap that may be used on both airplanes and automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. We shipped our first orders of the Air Alert Valve Cap during the second half of 2004.

                  AIR ALERT VALVE STEM. We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology as the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed the product at a trade show in Las Vegas and we had good response primarily from tire and automotive dealers. This product is anticipated to be released in 2006.

         MANUFACTURING. After careful evaluation of several contract manufacturers we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps and Air Alert Valve Stems each month. Union Power has manufactured all sales made during 2004.

         MARKETING. We believe that our initial primary target market will consist of large fleet operators with a secondary focus on tire dealers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. We believe that the valve cap technology could become standard equipment on all new low end vehicles sold in the United States and all over the industrialized world in the years ahead, in addition to being added to existing and replacement tires.

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

         State, local and foreign governments have also adopted regulations relating to the manufacture and marketing of automotive and tire products. We cannot guarantee that our products will be in material compliance with all applicable regulations, which could have a material adverse impact on our business, financial conditions and results of operations. Any future violation of, and the cost of compliance with, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

         PATENTS. We do not presently own any patents, trademarks, concessions or royalties. Our founder has obtained a US patent (US Patent No. 6,629,454 B2) for the Air Alert Valve Cap and filings for patent protection have been made in 29 other countries. Patent protection for the Air Alert Valve Stem has also been filed in 29 countries.

         We cannot guarantee, however, that any patents will be issued for the Air Alert Valve Stem or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, we cannot guarantee that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, we cannot guarantee that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, we cannot guarantee that the products of others will not infringe any patents issued to or licensed by us. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease our marketing activities.

         COMPETITION. Competition for the electronic tire valve cap is limited. To our knowledge, there are only a few mechanical tire valve caps on the market, which are sold by several companies under different brand names. Our review and testing of these products has indicated to us that they are unreliable and inefficient due to their mechanical nature. We have not seen any product like the Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our tire valve cap and valve stem, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the technical features, quality of our products and price.

         RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap and valve stem. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the valve cap product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name "Air Alert Valve Cap."

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in Las Vegas, Nevada. We have renewed that lease for office space for which we pay $350 per month. The lease has a term of six months and expires on June 30, 2005 . It includes certain amenities such as receptionist services and conference rooms. We do not anticipate any difficulty in extending the term of our lease on substantially the same terms as currently exists.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal actions pending against us nor are any legal actions contemplated by us at this time:


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of the stockholders at any time during the fourth quarter of the year ended December 31, 2004.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. We have not yet delivered an annual report to security holders for the year ended December 31, 2004, however, we intend to provide an annual report to our security holders which will include audited financial statements. All our filings and reports are available through our web site at: http://www.AviationUpgrade.com with a direct link to the SEC web site.

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

         As of March 28, 2005, there were 120 record holders of our common stock.

         As of March 28, 2005, there were 150,000 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase an additional share of common stock at $2.00 per share. These warrants expire seven years from the date of issuance.

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

         RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 2004, we issued unregistered shares of our Common Stock in the following transactions:

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

         During the three month period ended December 31, 2004, AUT entered into Securities Purchase Agreements with various accredited investors for the sale of 28,875 shares of common stock for cash consideration of $26,250 and a stock subscription of $750. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

         There are no compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL. As of December 31, 2004, we have generated $77,994 in revenue from the sale of our Air Alert Valve Cap product.

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of December 31, 2004 was $8,212, as compared to $3,986 as of December 31, 2003. We continue to operate without any source of liquidity to pay our liabilities, which are increasing steadily as our vendors and others continue to support us. Total current liabilities were $1,359,032 as of December 31, 2004, an increase of $288,098 over the prior year balance of $1,070,934, represented primarily by accrued payroll, advances, profit participation agreements and research and development costs. We had negative working capital of $1,344,040 as of December 31, 2004, and we had an accumulated deficit of $2,310,465 as compared to an accumulated deficit of $1,866,866 at December 31, 2003. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $288,098 from $1,070,934 at December 31, 2003 to $1,359,032 at December 31, 2004. During the year ended December 31, 2004, AUT issued 30,466 shares of common stock upon the exercise of warrants for total cash consideration of $3,047. During 2004, we also sold 164,925 shares of additional common stock and subscribed 825 shares of common stock for total cash consideration of $152,500. All proceeds for these issuances were used for production set up costs and general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month. At March 28, 2005, we are unable to satisfy our cash requirements for continuing operations. Our continued ability to operate is dependent upon the raising of additional capital and the sale of our product; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that sales will occur.

         RESULTS OF OPERATIONS. During 2004, we generated $77,994 in revenues. Total operating expenses for the year ended December 31, 2004 were $415,934 compared to total operating expenses for the prior year period of $371,222. The increase of $44,712 resulted primarily from additional expenses associated with the production of the tire valve cap. For the year ended December 31, 2004, our net loss was $443,599, compared to a loss of $387,429 for the prior period.

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

         Competition for the electronic tire valve cap is limited. To our knowledge, there are only a few mechanical tire valve caps on the market, which are sold by several companies under different brand names. Our review and testing of these products has indicated to us that they are unreliable and inefficient due to their mechanical nature. We have not seen any product like the Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals, which are significantly more expensive than our tire valve cap and valve stem, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the technical features, quality of our products and price.

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

         OFF BALANCE SHEET ARRANGEMENTS.  Inapplicable.
         ------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm.............................9

Balance Sheets as of December 31, 2004 and 2003.............................10

Statements of Operations for the years ended
December 31, 2004, 2003 and 2002............................................11

Statements of Stockholders' Deficit for the years
ended December 31, 2004, 2003 and 2002......................................12

Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002............................................13

Notes to Financial Statements .........................................14 - 20

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



To the Board of Directors and Stockholders of AVIATION UPGRADE TECHNOLOGIES, Inc.



         We have audited the accompanying balance sheets of Aviation Upgrade Technologies, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Upgrade Technologies, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has experienced significant losses since inception. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                      Lesley, Thomas, Schwarz & Postma, Inc.
                                      A Professional Accountancy Corporation



Newport Beach, California
February 7, 2005

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                                           DECEMBER 31,
                                                                      2004                2003
                                                                ----------------    ---------------
CURRENT ASSETS
   Cash                                                         $         8,212     $         3,986
   Stock subscription receivable                                            750                   0
   Inventory                                                                 39               8,619
   Prepaid expenses                                                       5,991               5,669
                                                                ---------------     ---------------

     Total current assets                                                14,992              18,274
                                                               ----------------    ----------------

PROPERTY AND EQUIPMENT
   Tooling costs, net (Note 2)                                           42,083                   0
   Equipment, net (Note 2)                                                1,245                   0
                                                               ----------------    ----------------

     Total property and equipment                                        43,328                   0
                                                               ----------------    ----------------

DEPOSITS                                                                    350              40,350
                                                                ---------------     ---------------

     Total assets                                               $        58,670     $        58,624
                                                                ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                             $       651,632     $       509,563
   Profit participation payable (Note 4)                                  2,420                   0
   Due to related party (Note 8)                                         15,594              38,313
   Accrued payroll and related expenses                                 455,590             313,560
   Loan payable, stockholder                                            131,972             113,498
   Profit participation advances, net (Note 4)                          101,824              96,000
                                                               ----------------    ----------------

     Total current liabilities                                        1,359,032           1,070,934
                                                                ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares
     authorized; 11,457,750 and 11,261,534 shares
     issued and outstanding at
     December 31, 2004 and 2003, respectively                            11,458              11,261
   Additional paid-in capital                                           998,645             843,295
   Accumulated deficit                                               (2,310,465)         (1,866,866)
                                                                ----------------    ----------------

     Total stockholders' deficit                                     (1,300,362)         (1,012,310)
                                                                ----------------    ----------------

     Total liabilities and stockholders' deficit                $        58,670     $        58,624
                                                                ===============     ===============






            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS





                                                                       YEARS ENDED
                                               ----------------------------------------------------------
                                                                      DECEMBER 31,
                                               ----------------------------------------------------------
                                                     2004                 2003                 2002
                                               ----------------     ----------------     ----------------
REVENUES                                       $         77,994     $              0     $              0

COST OF SALES                                            83,732                    0                    0
                                               ----------------     ----------------     ----------------

GROSS PROFIT                                             (5,738)                   0                    0
                                               -----------------    ----------------     ----------------

OPERATING EXPENSES
   General and administrative                           335,767              363,140              666,429
   Research and development (Note 8)                     71,501                8,082               33,136
   Depreciation expense                                   8,666                    0                    0
                                               ----------------    -----------------    -----------------
                                                        415,934              371,222              699,565
                                               ----------------    -----------------    -----------------

LOSS FROM OPERATIONS                                   (421,672)            (371,222)            (699,565)

OTHER EXPENSE
   Profit participation expense                          (1,244)                   0                    0
   Interest expense                                     (20,683)             (16,207)              (6,489)
                                               -----------------    -----------------    -----------------

NET LOSS                                       $       (443,599)    $       (387,429)    $       (706,054)
                                               ================     ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE        $         (0.04)     $         (0.03)     $         (0.06)
                                               ================     ================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           11,348,970           11,153,332           11,029,956
                                               ================     ================     ================







            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                       ADDITIONAL
                                           COMMON STOCK       COMMON STOCK SUBSCRIBED    PAID-IN      ACCUMULATED
                                         SHARES      AMOUNT     SHARES    AMOUNT         CAPITAL         DEFICIT          TOTAL
                                      -----------  ---------- ---------  ----------   -------------   -------------   -------------
Balance, December 31, 2001             10,783,000  $   10,783         0  $       0    $     700,877   $    (773,383)  $     (61,723)

Common stock issued on warrant
  exercise for $0.10 per share            256,418         256         0          0           25,385               0          25,641
Common stock issued for $8.75 per
  share                                     3,000           3         0          0           26,247               0          26,250
Write off of deferred offering costs            0           0         0          0           12,090               0          12,090
Net loss                                        0           0         0          0                0        (706,054)       (706,054)
                                      -----------  ----------  --------  ---------    -------------   -------------   -------------

Balance, December 31, 2002             11,042,418      11,042         0          0          764,599      (1,479,437)       (703,796)

Common stock issued on warrant
  exercise for $0.10 per share            119,116         119         0          0           11,796               0          11,915
Common stock issued under Securities
  Purchase Agreement                      100,000         100         0          0           66,900               0          67,000
Net loss                                        0           0         0          0                0        (387,429)       (387,429)
                                      -----------  ----------  --------  ---------    -------------   -------------   -------------

Balance, December 31, 2003             11,261,534      11,261         0          0          843,295      (1,866,866)     (1,012,310)

Common stock issued on warrant
  exercise for $0.10 per share             30,466          31         0          0            3,016               0           3,047
Common stock issued under Securities
  Purchase Agreements                     164,925         165       825          1          152,334               0         152,500
Net loss                                        0           0         0          0                0        (443,599)       (443,599)
                                      -----------  ----------  --------  ---------    -------------   -------------   -------------

Balance, December 31, 2004             11,456,925  $   11,457       825  $       1    $     998,645   $  (2,310,465)  $  (1,300,362)
                                      ===========  ==========  ========  =========    =============   ==============  ==============






            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED
                                                                      -------------------------------------------------------
                                                                                           DECEMBER 31,
                                                                      -------------------------------------------------------
                                                                            2004                2003               2002
                                                                      ----------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $       (443,599)   $       (387,429)  $       (706,054)
   Adjustments to reconcile net loss to net cash used in operating activities
     Write off of deferred offering costs                                            0                   0             43,877
     Depreciation                                                                8,666                   0                  0
     Amortization of profit participation advances                              (1,176)                  0                  0
     Changes in operating assets and liabilities
       Inventory                                                                 8,581              (8,619)                 0
       Prepaid expenses                                                           (322)             (5,669)            10,000
       Other assets                                                                  0             (40,000)                 0
       Accounts payable                                                        144,489             118,618            357,422
       Due to related party                                                    (22,719)              1,681             13,406
       Accrued payroll and related expenses                                    142,030             142,161            147,728
                                                                      ----------------    ----------------   ----------------

         Net cash used in operating activities                                (164,050)           (179,257)          (133,621)
                                                                      ----------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITES
   Factory tooling costs                                                       (11,995)                  0                  0
                                                                      ----------------    ----------------   ----------------

         Net cash used in investing activities                                 (11,995)                  0                  0
                                                                      ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                    18,474               6,986            106,512
   Proceeds from issuance of common stock                                      155,547              78,915             51,891
   Proceeds from profit participation investments                                7,000              96,000                  0
   Common stock subscribed                                                        (750)                  0                  0
   Stock offering costs                                                              0                   0            (31,787)
                                                                      ----------------    ----------------   -----------------

         Net cash provided by financing activities                             180,271             181,901            126,616
                                                                      ----------------    ----------------   ----------------

NET INCREASE (DECREASE) CASH                                                     4,226               2,644             (7,005)

CASH, beginning of year                                                          3,986               1,342              8,347
                                                                      ----------------    ----------------   ----------------

CASH, end of year                                                     $          8,212    $          3,986   $          1,342
                                                                      ================    ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                           $         20,683    $         16,207   $              0
   Cash paid during the period for taxes                              $            195    $          1,627   $             17


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    During the year ended December 31, 2002, the Company wrote off deferred offering costs of $43,877.





            See the accompanying notes to these financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Aviation Upgrade Technologies, Inc.("AUT" or the "Company") is a Nevada corporation, organized on January 8, 1999.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

         GOING CONCERN - The Company is attempting to obtain revenues from additional product sales, but there is no commitment by any person for future purchase of the Company's electronic tire valve cap. The Company has significant working capital needs in order to produce sufficient products for sale. Moreover, in the absence of significant sales and profits, the Company will likely seek to raise additional funds to meet its working capital needs principally through the additional sales of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         CASH AND CASH EQUIVALENTS - For the purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2004 and 2003, there were no cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to operations and significant improvements are capitalized. The estimated useful life for the tooling and equipment costs is 3 years.

         PREPRODUCTION DESIGN AND DEVELOPMENT COSTS - All tooling, equipment and molds of $ 51,994 used for production have been capitalized as of December 31, 2004.

         COMMON STOCK ISSUED FOR SERVICES RENDERED - AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. No common stock was issued for services during the years ended December 31, 2004, 2003 and 2002.

         REVENUE RECOGNITION - The Company recognizes revenue on product sales at the time of shipment and customer acceptance.

         SHIPPING AND HANDLING COSTS - Freight billed to customers is considered sales revenue and the related freight cost is considered cost of sales.

         BASIC AND DILUTED LOSS PER SHARE - Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of warrants on loss per share and are antidilutive and thus not included in the diluted loss per share calculation.

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

         RESEARCH AND DEVELOPMENT - Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $71,501, $8,082 and $33,136 for the years ended December 31, 2004, 2003 and 2002, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash, prepaid expenses and current liabilities. The Company believes all the financial instruments recorded are valued at their approximate fair value.

         WARRANTIES - The Company provides a one-year manufacturer's warranty covering product defects. Accruals for product warranties are estimated based upon current product performance trends and are recorded at the time revenue is recognized.

         CONCENTRATIONS - As discussed in Note 9, the Company has a concentration of risk in the form of one major customer and one major supplier.

The Company is attempting to mitigate its sales risk with the introduction of new products and the expansion of its sales and business.

While primarily one source of supply is utilized, other sources are available should the Company have to change suppliers. A change in suppliers, however, could cause a delay in shipping and a possible loss of sales and could be at less favorable terms. This would affect operating results adversely.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2004:

     Tooling                                                   $       50,500
     Equipment                                                          1,494
                                                               --------------
                                                                       51,994

     Accumulated depreciation                                          (8,666)
                                                               --------------

     Property and equipment, net                               $       43,328
                                                               ==============



NOTE 3 - INCOME TAXES

         No provisions for income taxes for the years ended December 31, 2004, 2003 and 2002 is required since the Company incurred taxable losses during these periods.

         The components of the net deferred tax asset are as follows:



                                Depreciation                   $       (6,335)
                                Section 195 start-up costs            571,476
                                Net operating losses                   66,501
                                Accruals                              155,173
                                                               --------------

                                                                      786,815

                                Less: valuation allowance            (786,815)
                                                               --------------

                                                               $          ---
                                                               ==============


         The provision for income taxes consists of the following:



                              Current                          $          ---
                              Deferred (benefit)                     (150,787)
                              Change in valuation allowance           150,787
                                                               --------------

                                                               $          ---
                                                               ==============

NOTE 4 - COMMITMENTS

         OPERATING LEASE - In December 2001, AUT entered into an operating lease for the rental of its new executive offices in Las Vegas, Nevada. Monthly lease payments are $350 for a term of six (6) months. The lease expires on June 30, 2005. Lease expense was $4,200, $4,200 and $4,550 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

         LICENSING AGREEMENT - In April 2001, AUT acquired from Torbjorn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement, In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product, all shares of which were issued in 2001.

         PROFIT PARTICIPATION ADVANCES - The Company has entered into several profit participation agreements in order to raise capital for operations. In exchange for the investment, the Company shares profits on the product by giving the investor an agreed upon price for every package sold up to a specified amount as defined in the agreement. The total estimated liability under these agreements is $636,000. The Company has accrued $103,000 of profit sharing advances and this amount is being amortized based on the terms of the related agreements. Amortization expense was $1,176 and $0 as of December 31, 2004 and 2003, respectively. The Company has accrued a liability of $2,420 and $0 as of December 31, 2004 and 2003, respectively, for amounts payable under these agreements. No amounts have been paid out under these agreements as of December 31, 2004 and 2003.


NOTE 5 - WARRANTS

         In July 2003, the Company entered into a stock purchase agreement which included warrants to purchase 150,000 shares of common stock at $2.00 per share. These warrants are exercisable at the option of the warrant holder and expire seven years from the date of issuance.

         No warrants were issued during the year ended December 31, 2004.

         All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

         The following represents a summary of the warrants outstanding as of December 31, 2004 and 2003:

                                                                2004                               2003
                                                   -------------------------------    -------------------------------
                                                                        WTD AVG                            WTD AVG
                                                      SHARES           EX PRICE          SHARES           EX PRICE
         Outstanding, beginning of year                  180,466     $        1.68          270,582     $        0.10

         Granted                                               0                 0          150,000              2.00
         Exercised                                       (30,466)             0.10         (119,116)             0.10
         Expired/forfeited                                     0                 0         (121,000)                0
                                                   -------------     -------------    --------------    -------------

         Outstanding, end of year                        150,000     $        2.00          180,466     $        1.68
                                                   =============     =============    =============     =============

         Weighted average fair value of warrants granted             $           0                      $        2.00
                                                                     =============                      =============


         The outstanding warrants at December 31, 2004 and 2003 are all held by stockholders.


NOTE 6 - STOCKHOLDERS' DEFICIT

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

         On July 3, 2003, we entered into a securities purchase agreement with two investors for the sale of $100,000 of units to purchase common stock, warrants and a participation in the sale of the valve cap products for cash consideration of $100,000. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

         During the year ended December 31, 2003, outstanding warrants to purchase 119,116 shares of common stock were exercised by the holders for cash consideration of $11,915. The warrants were issued as part of a Rule 506 Regulation D offering, exempt under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the exercise of the warrants.

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

         During the three month period ended December 31, 2004, AUT entered into Securities Purchase Agreements with various accredited investors for the sale of 28,875 shares of common stock for cash consideration of $26,250 and a stock subscription of $750. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities. The $750 stock subscription was collected on January 14, 2005.


NOTE 7 - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                         YEAR ENDED
                                                                   -------------------------------------------------------
                                                                                        DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                         2004                2003               2002
                                                                   ----------------    ----------------   ----------------
         Numerator for basic and diluted loss per share
           Net loss                                                $       (443,599)   $       (387,429)  $       (706,054)
                                                                   ================    ================   ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                       11,348,970          11,153,332         11,029,956
                                                                   ================    ================   ================

         Basic and diluted loss per share
           Net loss                                                $         (0.04)    $         (0.03)   $         (0.06)
                                                                   ================    ================   ================


NOTE 8 - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred, and the amount owing is reflected in due to related party and totals $15,594 and $38,313 as of December 31, 2004 and 2003, respectively. All the payroll and related expenses recorded as of December 31, 2004 were owing to the Chief Executive Officer and majority stockholder. In addition, during the year ended December 31, 2004, AUT obtained advances from Mr. Lundqvist's privately held marketing company in the amount of $18,474, which are borrowed from third parties. Mr. Lundqvist's privately held marketing company passes through the interest on these advances to the Company which ranges from nine and one quarter percent (9.25%) to twenty-eight and ninety-nine one hundredths percent (28.99%). Interest paid on all advances to date totaled $20,683 for the year ended December 31, 2004.

            In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $71,501, $8,082 and $33,136 during the years ended December 31, 2004, 2003 and 2002, respectively, for research and development costs in connection with the development of the tire valve cap.


NOTE 9 - MAJOR CUSTOMERS/SUPPLIERS

            During the year ended December 31, 2004, the Company had sales of $66,076 or eight-five percent (85%) to one (1) customer. At December 31, 2004, there were no amounts due from this customer.

            During the year ended December 31, 2004, the Company purchased all (100%) of its cost of goods sold from one supplier in China. At December 31, 2004, the amount due to the supplier included in accounts payable was $160,630.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Inapplicable.


ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guarantee that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guarantee that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

         Our directors and principal executive officers are as specified on the following table:

======================== ====== ================================================
 NAME                     AGE            POSITION
------------------------ ------ ------------------------------------------------
 Torbjorn B. Lundqvist    52    Chairman, Chief Executive Officer /
                                Chief Financial Officer
------------------------ ------ ------------------------------------------------
 Dick G. Lindholm         55    Vice President, Director
------------------------ ------ ------------------------------------------------
 William S. Rhodes        55    President, Director
======================== ====== ================================================

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

         BOARD OF DIRECTOR MEETINGS AND COMMITTEES
         -----------------------------------------

         The Board of Directors regularly maintains communication among themselves throughout the year regarding the operations and status of the Company. During the fiscal year ended December 31, 2004, there was one formal telephonic meeting of the board of directors on December 28, 2004. Due to the small size of our Board of Directors, the whole board acts as the Audit Committee.

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

         In August 2003, Mr. Lundqvist transferred 50,000 of his shares as an accommodator to a financing transaction for the Company and a Form 4 was filed by Mr. Lundqvist at that time. However, none of the Company's officers or directors filed the required Form 5 to report their holdings by February 14, 2005.

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

                                        ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                      ----------------------------------------------------------------------------------------------

                                                                                 RESTRICTED      COMMON SHARES
                                                                 OTHER         STOCK GRANTED   UNDERLYING OPTIONS
                                                 ANNUAL          AWARDS          (# SHARES)         GRANTED            ALL OTHER
  NAME AND POSITION     YEAR       SALARY         BONUS       COMPENSATION                         (# SHARES)        COMPENSATION
-------------------- ---------- --------------- ---------- -------------------- ------------- -------------------- -----------------
Torbjorn B.             2004      $140,000         -0-            -0-               -0-               -0-                 -0-
Lundqvist, Chairman     2003      $140,000         -0-            -0-               -0-               -0-                 -0-
and CEO                 2002      $140,000         -0-            -0-               -0-               -0-                 -0-



         OPTION/SAR GRANTS IN LAST FISCAL YEAR.  Inapplicable.
         -------------------------------------

         DIRECTOR COMPENSATION. Board members are currently serving without cash compensation. Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company. The Company has not secured "key man" or liability insurance coverage for its officers and directors.

         EMPLOYMENT CONTRACTS. On May 31, 2000, we entered into an employment agreement with Mr. Lundqvist to employ him as our chief executive officer. The agreement, which has an initial term of two years, provided for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the board of directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The "adjusted net profit" shall be our net profit before federal and state income taxes, determined in accordance with generally accepted accounting principles by our independent accounting firm and adjusted to exclude:

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

         The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary. The salary to Mr. Lundqvist has been accrued since November 2002 and is reflected in accrued payroll on the Company's Balance Sheet.

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

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION. No report has been issued by the Compensation Committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2005 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL OWNER    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                                             OWNER
-------------------- --------------------------------------- ------------------------------------- -------------------
Common Stock         Torbjorn B. Lundqvist,                  9,572,300 shares, chief executive           83.5%
                     6550 South Pecos Road, Suite 142        officer, chief financial officer,
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


Common Stock         All directors and named executive       9,817,300 shares                            85.7%
                     officers as a group

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

         RELATED PARTY TRANSACTIONS. Mr. Lundqvist, our chief executive officer and director and principal shareholder, provides substantially all the assets used by us, through Minitec Marketing, Inc., his privately held marketing company. We have reimbursed this entity for the cost of the services it has paid on behalf of AUT.

         We entered into a license agreement with Torbjorn B. Lundqvist, to license the marketing rights for the tire valve technology. During the years ended December 31, 2004, 2003 and 2002, we incurred $71,501, $8,082 and $33,136 for research and development costs in connection with the licensing agreement. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. The license agreement also specifies that we will enter into a manufacturing agreement with Torbjorn B. Lundqvist, our chief executive officer. However, no terms of the manufacturing agreement have been negotiated.

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

ITEM 13.  EXHIBITS

3.1       Certificate of Incorporation of the Company(1)
3.2       Bylaws of the Company(1)
10.1      Employment Agreement (2)
21.1      Subdivision of small business issuer.  Not applicable
31.1      Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1      Certification Pursuant to 18 U.S.C. ss.1350 of Chief Executive Officer
32.2      Certification Pursuant to 18 U.S.C. ss.1350 of Chief Financial Officer

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

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the Company by Lesley, Thomas, Schwarz & Postma, Inc. for the years ended December 31, 2004 and 2003, were as follows:

--------------------- ---------------------- ----------------------
Services Provided            2004                    2003
-----------------            ----                    ----
--------------------- ---------------------- ----------------------

--------------------- ---------------------- ----------------------
Audit Fees            $           23,925     $           21,700
--------------------- ---------------------- ----------------------
Audit Related Fees    $                0     $                0
--------------------- ---------------------- ----------------------
Tax Fees              $              828     $              832
--------------------- ---------------------- ----------------------
All Other Fees        $                0     $                0
                      ------------------     ------------------
--------------------- ---------------------- ----------------------
         Total        $           24,753     $           22,532
--------------------- ---------------------- ----------------------

         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no other fees billed for the years ended December 31, 2004 and 2003.

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

         During the approval process, the Board of Directors considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor's independence, including compliance with SEC rules and regulations.

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


                                 By: /s/ Torbjorn B. Lundqvist
                                     -------------------------------------------
                                     Torbjorn B. Lundqvist
                                     Chairman and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                         Title                       Date
--------------------------   ---------------------------------- ----------------


/s/ Torbjorn B. Lundqvist    Chairman, Chief Executive Officer   March 28, 2005
Torbjorn B. Lundqvist        (principal executive officer) and
                             Chief Financial Officer (principal
                             financial officer)

/s/ Dick G. Lindholm         Director                            March 28, 2005
--------------------------
Dick G. Lindholm




/s/ William S. Rhodes
--------------------------
William S. Rhodes            Director                            March 28, 2005