Form 10QSB
period 2005-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2005-05-13
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

 Nevada                                                   33-0881303
---------------------------                             --------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)

               6550 South Pecos Road, Las Vegas, Nevada 89120 USA
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 450-0003
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

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

         As of May 14, 2004 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2005....................................3

Condensed Statements of Operations for the three
   month periods ended March 31, 2005 and 2004...............................4

Condensed Statements of Cash Flows for the three
  month periods ended March 31, 2005 and 2004................................5

Notes to Condensed Financial Statements.....................................6-8

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations............................ 9

Item 3.    Control and Procedures........................................... 10

PART 2 - OTHER INFORMATION.................................................. 11

SIGNATURE................................................................... 12

CERTIFICATIONS............................................................ 13-16

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2005


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $       2,016
   Accounts receivable                                                    8,140
   Inventory                                                              7,596
   Prepaid expenses                                                       5,766
   Deposits                                                              10,776
                                                                  -------------

     Total current assets                                                34,294
                                                                  -------------

PROPERTY AND EQUIPMENT
   Tooling cost, net                                                     37,875
   Equipment cost, net                                                    1,120
                                                                  -------------

     Total property and equipment                                        38,995

OTHER ASSETS                                                                350
                                                                  -------------

     Total assets                                                 $      73,639
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                               $     689,193
   Profit participation payable                                           2,683
   Due to related party                                                  10,827
   Accrued payroll and related expenses                                 491,283
   Loan payable, stockholder                                            182,972
   Profit participation advances, net                                   101,696
                                                                  -------------

     Total current liabilities                                        1,478,654
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,457,750 shares issued and outstanding at
     March 31, 2005                                                      11,458
   Additional paid-in capital                                           998,645
   Accumulated deficit                                               (2,415,118)
                                                                  --------------

     Total stockholders' deficit                                     (1,405,015)
                                                                  --------------

     Total liabilities and stockholders' deficit                  $      73,639
                                                                  =============





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                  THREE MONTHS ENDED
                                         --------------------------------------
                                              MARCH 31,           MARCH 31,
                                                2005                2004
                                          ----------------    ----------------

REVENUES                                  $         10,963    $              0

COST OF SALES                                        9,353                   0
                                          ----------------    ----------------

GROSS PROFIT (LOSS)                                  1,610                   0
                                          ----------------    ----------------

OPERATING EXPENSES
   General and administrative                       93,898              83,581
   Research and development                              0              71,085
   Depreciation expense                              4,333                   0
                                          ----------------    ----------------
                                                    98,231             154,666
                                         -----------------    ----------------

LOSS FROM OPERATIONS                               (96,621)           (154,666)
                                          -----------------   -----------------

OTHER EXPENSES
   Profit participation                               (135)                  0
   Interest                                         (7,896)             (4,669)
                                          -----------------   -----------------

                                                    (8,031)             (4,669)
                                          -----------------   -----------------

LOSS BEFORE PROVISION FOR TAXES                   (104,652)           (159,335)

PROVISION FOR TAXES                                      0                   0
                                          ----------------    ----------------

NET LOSS                                  $       (104,652)   $       (159,335)
                                          =================   =================


BASIC AND DILUTED LOSS PER SHARE          $         (0.01)    $         (0.01)
                                          ================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING             11,457,750          11,299,419
                                          ================    =================







       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                         THREE MONTHS ENDED
                                                                                --------------------------------------
                                                                                    MARCH 31,           MARCH 31,
                                                                                       2005               2004
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $        (104,652)   $       (159,335)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                          4,333                   0
     Amortization of profit participation advances                                           (128)                  0
     Changes in operating assets and liabilities
       Accounts receivable, net                                                            (8,140)                  0
       Inventory                                                                           (7,557)                  0
       Prepaid expenses                                                                       225                 509
       Deposits                                                                           (10,776)                  0
       Accounts and profit participation payable                                           37,823              75,256
       Due to related party                                                                (4,767)              2,413
       Accrued payroll and related expenses                                                35,693              35,507
                                                                                -----------------    ----------------

         Net cash used in operating activities                                            (57,946)            (45,650)
                                                                                -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                               51,000               4,351
   Common stock subscribed                                                                    750                   0
   Proceeds from issuance of common stock                                                       0              53,047
                                                                                -----------------    ----------------

         Net cash provided by financing activities                                         51,750              57,398
                                                                                -----------------    ----------------

NET CHANGE IN CASH                                                                         (6,196)             11,748

CASH, beginning of period                                                                   8,212               3,986
                                                                                -----------------    ----------------

CASH, end of period                                                             $           2,016    $         15,734
                                                                                =================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                     $           7,896    $          4,669
   Cash paid during the period for taxes                                        $               0    $              0






       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                             MARCH 31, 2005 AND 2004


NOTE A -- BASIS OF PRESENTATION

The unaudited condensed financial statements of Aviation Upgrade Technologies, Inc. (the "Company" or "AUT") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.


NOTE B - WARRANTS

         The following represents a summary of the warrants outstanding as of March 31, 2005 and 2004, respectively:

                                                            MARCH 31, 2005                    MARCH 31, 2004
                                                   -------------------------------   ------------------------------
                                                                        WTD AVG                           WTD AVG
                                                       SHARES          EX PRICE          SHARES          EX PRICE
         Outstanding, beginning of period                 150,000   $        2.00           180,466   $        1.68

         Granted                                                0               0                 0               0
         Expired/forfeited/exercised                            0               0           (30,466)           0.10
                                                   --------------   -------------    ---------------  -------------

         Outstanding, end of period                       150,000   $        2.00           150,000   $        2.00
                                                   ==============   =============    ==============   =============

         Weighted average fair value of
         warrants granted                                           $        2.00                     $        2.00
                                                                    =============                     =============

         The outstanding warrants at March 31, 2005 and 2004 are all held by stockholders.

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

         During the three month period ended March 31, 2005, no common stock was issued.

NOTE D - LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                                THREE MONTHS ENDED
                                                                        -------------------------------------
                                                                            MARCH 31,           MARCH 31,
                                                                              2005                2004
                                                                        ----------------    -----------------
         Numerator for basic and diluted loss per share
           Net loss                                                     $       (104,652)   $       (159,335)
                                                                        ================    ================

         Denominator for basic and diluted loss per share
           Weighted average shares                                            11,457,750          11,299,419
                                                                        ================    ================

         Basic and diluted loss per share
           Net loss                                                     $         (0.01)    $         (0.01)
                                                                        ===============     ================


NOTE E - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred, and the amount owing is reflected in due to related party and totals $10,827 as of March 31, 2005. All the payroll and related expenses recorded as of March 31, 2005 were owing to the Chief Executive Officer and majority stockholder. In addition, during the three months ended March 31, 2005, AUT obtained advances from Mr. Lundqvist's privately held marketing company in the amount of $51,000, which were borrowed from third parties. Mr. Lundqvist's privately held marketing company passes through the interest on these advances to the Company which ranges from nine and one quarter percent (9.25%) to twenty-eight and ninety-nine one hundredths percent (28.99%). Interest paid on all advances to date totaled $7,896 for the three months ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. For the three months ended of March 31, 2005, we have generated $10,963 in revenue from the sale of our Air Alert Valve Cap product.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

         We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have showed a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers. This product will be primarily marketed to tire and automobile dealers but its release is dependent on successful testing and adequate financing to produce sufficient quantities of the finished product.

         LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of March 31, 2005 was $2,016, as compared to $15,734 as of March 31, 2004. Total current liabilities were $1,478,654 as of March 31, 2005, an increase over the prior year balance of $1,188,462, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,444,360 as of March 31, 2005, and we had an accumulated deficit of $2,415,118 as compared to an accumulated deficit of $2,026,201 at March 31, 2004. We issued no common stock during the three months ended March 31, 2005. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $290,192 from $1,188,462 at March 31, 2004 to $1,478,654 at March 31, 2005. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur.

         RESULTS OF OPERATIONS-Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004 - During the three months ended March 31, 2005, we generated $10,963 in revenues from the sale of our product. During the three months ended March 31, 2004, we generated no revenues, but raised $53,047 from the issuance of common stock. Total operating expenses for the three months ended March 31, 2005 were $98,231, compared to total operating expenses for the three months ended March 31, 2004 of $154,666. The decrease resulted primarily from lower research and development costs offset by higher marketing costs, depreciation and consulting expenses. In the three months ended March 31, 2005, our net loss was $104,652 compared to a loss of $159,335 for the prior year period.

         PLAN OF OPERATION FOR NEXT 12 MONTHS. With regard to the tire valve cap, we believe that our primary target market will consist of major retailers with a secondary focus on automobile manufacturers and tire manufacturers. With regard to the valve stem we believe our primary target is tire and automobile dealers as well as auto and tire manufacturers. We believe that the potential market for both the tire valve cap and the valve stem are large. The requirement for a warning system to detect low tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. The latest final rule issued in April 2005 by the National Highway Transportation Safety Administration (NHTSA) states that all new vehicles shall have a tire pressure monitoring system by 2008.

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


ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  Not Applicable.


Item 2.  Changes in Securities.
         ---------------------

                  None

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  Not Applicable.

Item 5.  Other Information.
         -----------------

                  Not Applicable.

Item 6.  Exhibits
         ---------

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

                                  AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  May 13, 2005              By:  /s/ Torbjorn B. Lundqvist
                                     ------------------------------------------
                                           TORBJORN B. LUNDQVIST,
                                           Chief Executive Officer