Form 10QSB
period 2005-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2005-08-11
CIK 1094847

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
                       ------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              33-0881303
------                                                             -------------
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

         As of August 12, 2005 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2005......................................3

Condensed Statements of Operations for the three and six
   month periods ended June 30, 2005 and 2004.................................4

Condensed Statements of Cash Flows for the six
  month periods ended June 30, 2005 and 2004..................................5

Notes to Condensed Financial Statements......................................6-8

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations..............................9

Item 3.    Controls and Procedures...........................................11

PART 2 - OTHER INFORMATION...................................................11

SIGNATURE....................................................................12

CERTIFICATIONS.............................................................13-16

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 2005


                                     ASSETS

CURRENT ASSETS
   Cash                                                          $        7,490
   Accounts receivable                                                   22,350
   Inventory                                                              5,610
   Prepaid expenses                                                       5,540
                                                                 --------------

     Total current assets                                                40,990
                                                                 --------------

PROPERTY AND EQUIPMENT
   Tooling cost, net                                                     33,667
   Equipment cost, net                                                      996
                                                                 --------------

     Total property and equipment                                        34,663
                                                                 --------------

OTHER ASSETS                                                                350
                                                                 --------------

     Total assets                                                $       76,003
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                              $      750,885
   Profit participation payable                                           4,563
   Due to related party                                                   7,689
   Accrued payroll and related expenses                                 526,791
   Loan payable, stockholder                                            170,472
   Profit participation advances, net                                   100,782
                                                                 --------------

     Total current liabilities                                        1,561,182
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     11,457,750 shares issued and outstanding at
     June 30, 2005                                                       11,458
   Additional paid-in capital                                           998,645
   Accumulated deficit                                               (2,495,282)
                                                                  --------------

     Total stockholders' deficit                                     (1,485,179)
                                                                  --------------

     Total liabilities and stockholders' deficit                  $      76,003
                                                                  =============





       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                Three Months Ended                    Six Months Ended
                                        ----------------------------------   ---------------------------------
                                            June 30,          June 30,           June 30,          June 30,
                                              2005              2004               2005              2004
                                        ---------------   ---------------    ---------------   ---------------
REVENUES                                $        65,242   $             0    $        76,205   $             0

COST OF SALES                                    52,664                 0             62,017                 0
                                        ---------------   ---------------    ---------------   ---------------

GROSS PROFIT                                     12,578                 0             14,188                 0
                                        ---------------   ---------------    ---------------   ---------------

OPERATING EXPENSES
   General and administrative                    80,940            70,793            174,838           225,872
   Research and development                           0               412                  0                 0
   Depreciation                                   4,333                 0              8,666                 0
                                       ----------------  ----------------   ----------------  ----------------
                                                 85,273            71,205            183,504           225,872
                                       ----------------  ----------------   ----------------  ----------------

LOSS FROM OPERATIONS                            (72,695)          (71,205)          (169,316)         (225,872)
                                        ---------------   ---------------    ---------------   ---------------

OTHER EXPENSE
   Profit participation                            (966)                0             (1,101)                0
   Interest expense                              (6,503)           (4,509)           (14,399)           (9,177)
                                        ----------------  ----------------   ----------------  ----------------

                                                 (7,469)           (4,509)           (15,500)           (9,177)
                                        ----------------  ----------------   ----------------  ----------------

NET LOSS                                $       (80,164)  $       (75,714)   $      (184,816)  $      (235,049)
                                        ===============   ===============    ===============   ===============

BASIC AND DILUTED LOSS PER SHARE
                                        $         (0.01)  $         (0.01)   $         (0.02)  $         (0.02)
                                        ===============   ===============    ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                             11,457,750        11,361,066         11,457,750        11,330,242
                                        ===============   ===============    ===============   ===============








       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                --------------------------------------
                                                                                     June 30,            June 30,
                                                                                       2005                2004
                                                                                -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $        (184,816)  $        (235,049)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                           8,666                    0
     Amortization of profit participation advances                                          (1041)                   0
     Changes in operating liabilities
       Accounts receivable, net                                                           (22,350)                   0
       Inventory                                                                           (5,572)                   0
       Prepaid expenses                                                                       451                1,019
       Accounts payable                                                                   101,394               88,746
       Due to related party                                                                (7,905)              (1,697)
       Accrued payroll and related expenses                                                71,201               71,015
       Customer deposits                                                                        0                2,124
                                                                                -----------------   ------------------

         Net cash used in operating activities                                            (39,972)             (73,842)
                                                                                -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Factory tooling costs                                                                        0              (20,000)
                                                                                -----------------   ------------------

         Net cash used in investing activities                                                  0              (20,000)
                                                                                -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                                               38,500                9,974
   Common stock subscribed                                                                    750                    0
   Proceeds from issuance of common stock                                                       0               73,047
   Proceeds from profit participation investments                                               0                7,000
                                                                                -----------------   ------------------

         Net cash provided by financing activities                                         39,250               90,021
                                                                                -----------------   ------------------

NET CHANGE IN CASH                                                                           (722)              (3,821)

CASH, beginning of period                                                                   8,212                3,986
                                                                                -----------------   ------------------

CASH, end of period                                                             $           7,490   $              165
                                                                                =================   ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                     $          14,399   $            9,177
   Cash paid during the period for taxes                                        $               0   $                0




       See the accompanying notes to these condensed financial statements

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                             JUNE 30, 2005 AND 2004


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the "Company" or "AUT") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.


NOTE B - WARRANTS

         The following represents a summary of the warrants outstanding as of June 30, 2005 and 2004, respectively:

                                                             June 30, 2005                     June 30, 2004
                                                   -------------------------------   ------------------------------
                                                                        Wtd Avg                           Wtd Avg
                                                       Shares          Ex Price          Shares          Ex Price
         Outstanding, beginning of period                 150,000   $        0.10           150,000   $        0.10

         Granted                                                0               0                 0               0
         Expired/forfeited/exercised                            0            0.10                 0            0.10
                                                   --------------   -------------    --------------   -------------

         Outstanding, end of period                       150,000   $        0.10           150,000   $        0.10
                                                   ==============   =============    ==============   =============

         Weighted average fair value of
         warrants granted                                           $        0.10                     $        0.10
                                                                    =============                     =============


The outstanding warrants at June 30, 2005 and 2004 are all held by stockholders.

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

         During the six month period ended June 30, 2005, no common stock was issued.

NOTE D - RELATED PARTY TRANSACTIONS

         Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the "CEO") has, from time to time, provided working capital through his privately-held marketing company ("the Marketing Company"). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $7,689 at June 30, 2005. All cash amounts additionally advanced to AUT as loans from the Marketing Company are reflected in loans payable, stockholder and total $170,472 as of June 30, 2005. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $6,503 for the three months ended June 30, 2005. All the payroll and related expenses recorded as of June 30, 2005 were owing to the CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. For the three months ended of June 30, 2005, we have generated $65,242 in revenue from the sale of our Air Alert Valve Cap product.

         In April 2001, we acquired from Torbjorn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

         We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today's tubeless tires. We have shown a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers. This product will be primarily marketed to tire and automobile dealers but its release is dependent on successful testing and adequate financing to produce sufficient quantities of the finished product.

         Liquidity and Capital Resources. The cash on hand as of June 30, 2005 was $7,490, as compared to $165 as of June 30, 2004. Total current liabilities were $1,561,182 as of June 30, 2005, an increase over the prior year balance of $1,228,096, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,520,192 as of June 30, 2005, and we had an accumulated deficit of $2,495,282 as compared to an accumulated deficit of $2,101,915 at June 30, 2004. We issued no common stock during the three months ended June 30, 2005. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $333,086 from $1,228,096 at June 30, 2004 to $1,561,182 at
June 30, 2005. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur.

Results of Operations - Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004 - During the three months ended June 30, 2005 we generated $65,242 in revenue from the sale of our product. During the three months ended June 30, 2004, we generated no revenues but we raised $20,000 from the issuance of common stock. Total operating expenses for the three months ended June 30, 2005 were $85,273, compared to total operating expenses for the three months ended June 30, 2004 of $71,205. In the three months ended June 30, 2005, our net loss was $80,164 compared to a loss of $75,714 for the prior year period.

         Results of Operations - Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004 - During the six months ended June 30, 2005 we generated $76,205 in revenue from the sale of our product. During the six months ended June 30, 2004, we generated no revenues and raised $73,047 from the issuance of common. Total operating expenses for the six months ended June 30, 2005 were $183,504 compared to total operating expenses for the six months ended June 30, 2004 of $225,872. The decrease resulted primarily from lower research and development costs of $71,000 offset by higher professional fees of $25,000. In the three months ended June 30, 2005, our net loss was $184,816 compared to a loss of $235,049 for the prior year period.

         Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $333,086 from $1,228,096 at June 30, 2004 to $1,561,182 at June 30, 2005.

         Plan of Operation For Next 12 Months. With regard to the tire valve cap, we believe that our primary target market will consist of major vehicle fleets with a secondary focus on retailers and tire stores and manufacturers. With regard to the valve stem we believe our primary target is tire and automobile dealers as well as auto and tire manufacturers. We believe that the potential market for both the tire valve cap and the valve stem are large. The requirement for a warning system to detect low tire pressure is currently under consideration in the automobile industry. On October 10, 2000, Congress passed the Transportation Recall Enhancement, Accountability and Documentation Act, which specified that legislation would be developed concerning a low tire pressure warning for motor vehicles. The latest final rule issued in April 2005 by the National Highway Transportation Safety Administration (NHTSA) states that all new vehicles shall have a tire pressure monitoring system by 2008.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

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

ITEM 6.  EXHIBITS
         --------

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

                                       AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  August 12, 2005                By:  /s/ Torbjorn B. Lundqvist
                                          -------------------------------------
                                                TORBJORN B. LUNDQVIST,
                                                Chief Executive Officer