Form 10KSB/A
period 2004-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2005-11-10
CIK 1094847

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                               ------------------

                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ________________ to __________________.


          Commission File Number 0-27689

                       AVIATION UPGRADE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                         33-0881303
---------------------------------------  ---------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

            Common stock                                 None
-------------------------------------  -----------------------------------------

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

                                 Yes [X] No [ ]

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

                                 YES [ ] NO [X]

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2003.

     LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of December 31, 2004 was $8,212, as compared to $3,986 as of December 31, 2003. We continue to operate without any source of liquidity to pay our liabilities, which are increasing steadily as our vendors and others continue to support us. Total current liabilities were $1,359,032 as of December 31, 2004, an increase of $288,098 over the prior year balance of $1,070,934, represented primarily by accrued payroll, advances, profit participation agreements and research and development costs. We had negative working capital of $1,344,040 as of December

31, 2004, and we had an accumulated deficit of $2,310,465 as compared to an accumulated deficit of $1,866,866 at December 31, 2003. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $288,098 from $1,070,934 at December 31, 2003 to $1,359,032 at December 31, 2004. During the year ended December 31, 2004, AUT issued 30,466 shares of common stock upon the exercise of warrants for total cash consideration of $3,047. During 2004, we also sold 164,925 shares of additional common stock and subscribed 825 shares of common stock for total cash consideration of $152,500. All proceeds for these issuances were used for production set up costs and general operating purposes. The amount of expenditures required to maintain operations and to continue business development has been estimated at $31,500 per month. At March 28, 2005, we are unable to satisfy our cash requirements for continuing operations. Our continued ability to operate is dependent upon the raising of additional capital and the sale of our product; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional capital raising, we may have to cease operations, which could result in a loss to our investors.


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

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm...............................9

Balance Sheets as of December 31, 2004 and 2003...............................10

Statements of Operations for the years ended December 31, 2004,
  2003 and 2002...............................................................11

Statements of Stockholders' Deficit for the years ended
  December 31, 2004, 2003 and 2002............................................12

Statements of Cash Flows for the years ended December 31, 2004,
  2003 and 2002...............................................................13

Notes to Financial Statements ...........................................14 - 20

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



                                        Lesley, Thomas, Schwarz & Postma, Inc.
                                        A Professional Accountancy Corporation

Newport Beach, California
February 7, 2005

                                 AVIATION UPGRADE TECHNOLOGIES, INC.

                                           BALANCE SHEETS


                                               ASSETS
                                               ------

                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                             2004            2003
                                                                         -----------     -----------
CURRENT ASSETS
   Cash                                                                  $     8,212     $     3,986
   Stock subscription receivable                                                 750               0
   Inventory                                                                      39           8,619
   Prepaid expenses                                                            5,991           5,669
                                                                         -----------     -----------

      Total current assets                                                    14,992          18,274
                                                                         -----------     -----------

PROPERTY AND EQUIPMENT
   Tooling costs, net (Note 2)                                                42,083               0
   Equipment, net (Note 2)                                                     1,245               0
                                                                         -----------     -----------

      Total property and equipment                                            43,328               0
                                                                         -----------     -----------

DEPOSITS                                                                         350          40,350
                                                                         -----------     -----------

      Total assets                                                       $    58,670     $    58,624
                                                                         ===========     ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
                                -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                      $   651,632     $   509,563
   Profit participation payable (Note 4)                                       2,420               0
   Due to related party (Note 8)                                              15,594          38,313
   Accrued payroll and related expenses                                      455,590         313,560
   Loan payable, stockholder                                                 131,972         113,498
   Profit participation advances, net (Note 4)                               101,824          96,000
                                                                         -----------     -----------

      Total current liabilities                                            1,359,032       1,070,934
                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares authorized;
      11,457,750 and 11,261,534 shares issued and outstanding at
      December 31, 2004 and 2003, respectively                                11,458          11,261
   Additional paid-in capital                                                998,645         843,295
   Accumulated deficit                                                    (2,310,465)     (1,866,866)
                                                                         -----------     -----------

      Total stockholders' deficit                                         (1,300,362)     (1,012,310)
                                                                         -----------     -----------

      Total liabilities and stockholders' deficit                        $    58,670     $    58,624
                                                                         ===========     ===========


                      See the accompanying notes to these financial statements


                                                 11

                              AVIATION UPGRADE TECHNOLOGIES, INC.

                                    STATEMENTS OF OPERATIONS


                                                                  YEARS ENDED
                                                 ----------------------------------------------
                                                                  DECEMBER 31,
                                                 ----------------------------------------------
                                                     2004             2003             2002
                                                 ------------     ------------     ------------
REVENUES                                         $     77,994     $          0     $          0

COST OF SALES                                          83,732                0                0
                                                 ------------     ------------     ------------

GROSS PROFIT                                           (5,738)               0                0
                                                 ------------     ------------     ------------

OPERATING EXPENSES
   General and administrative                         335,767          363,140          666,429
   Research and development (Note 8)                   71,501            8,082           33,136
   Depreciation expense                                 8,666                0                0
                                                 ------------     ------------     ------------
                                                      415,934          371,222          699,565
                                                 ------------     ------------     ------------

LOSS FROM OPERATIONS                                 (421,672)        (371,222)        (699,565)

OTHER EXPENSE
   Profit participation expense                        (1,244)               0                0
   Interest expense                                   (20,683)         (16,207)          (6,489)
                                                 ------------     ------------     ------------

NET LOSS                                         $   (443,599)    $   (387,429)    $   (706,054)
                                                 ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (0.04)    $      (0.03)    $      (0.06)
                                                 ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,348,970       11,153,332       11,029,956
                                                 ============     ============     ============


                    See the accompanying notes to these financial statements


                                              12

                                                 AVIATION UPGRADE TECHNOLOGIES, INC.

                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                         COMMON STOCK           COMMON STOCK SUBSCRIBED    ADDITIONAL
                                   -------------------------   -------------------------     PAID-IN     ACCUMULATED
                                      SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2001          10,783,000   $    10,783             0   $         0   $   700,877   $  (773,383)   $   (61,723)

Common stock issued on warrant
  exercise for $0.10 per share         256,418           256             0             0        25,385             0         25,641
Common stock issued for $8.75
  per share
                                         3,000             3             0             0        26,247             0         26,250
Write off of deferred offering
  costs                                      0             0             0             0        12,090             0         12,090
Net loss                                     0             0             0             0             0      (706,054)      (706,054)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2002          11,042,418        11,042             0             0       764,599    (1,479,437)      (703,796)

Common stock issued on warrant
  exercise for $0.10 per share         119,116           119             0             0        11,796             0         11,915
Common stock issued under
  Securities Purchase Agreement        100,000           100             0             0        66,900             0         67,000
Net loss                                     0             0             0             0             0      (387,429)      (387,429)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003          11,261,534        11,261             0             0       843,295    (1,866,866)    (1,012,310)

Common stock issued on warrant
  exercise for $0.10 per share          30,466            31             0             0         3,016             0          3,047
Common stock issued under
  Securities Purchase Agreements       164,925           165           825             1       152,334             0        152,500
Net loss                                     0             0             0             0             0      (443,599)      (443,599)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2004          11,456,925   $    11,457           825   $         1   $   998,645   $(2,310,465)   $(1,300,362)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


                                      See the accompanying notes to these financial statements


                                                                 13

                                  AVIATION UPGRADE TECHNOLOGIES, INC.

                                        STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED
                                                               ----------------------------------------
                                                                             DECEMBER 31,
                                                               ----------------------------------------
                                                                  2004           2003           2002
                                                               ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (443,599)    $ (387,429)    $ (706,054)
   Adjustments to reconcile net loss to net cash used in
   operating activities
      Write off of deferred offering costs                              0              0         43,877
      Depreciation and amortization                                 8,666              0              0
      Amortization of profit participation advances                (1,176)             0              0
      Changes in operating assets and liabilities
         Inventory                                                  8,581         (8,619)             0
         Prepaid expenses                                            (322)        (5,669)        10,000
         Other assets                                                   0        (40,000)             0
         Accounts payable                                         144,489        118,618        357,422
         Due to related party                                     (22,719)         1,681         13,406
         Accrued payroll and related expenses                     142,030        142,161        147,728
                                                               ----------     ----------     ----------

            Net cash used in operating activities                (164,050)      (179,257)      (133,621)
                                                               ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITES
   Factory tooling costs                                          (11,995)             0              0
                                                               ----------     ----------     ----------

            Net cash used in investing activities                 (11,995)             0              0
                                                               ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                       18,474          6,986        106,512
   Proceeds from issuance of common stock                         155,547         78,915         51,891
   Proceeds from profit participation investments                   7,000         96,000              0
   Common stock subscribed                                           (750)             0              0
   Stock offering costs                                                 0              0        (31,787)
                                                               ----------     ----------     ----------

            Net cash provided by financing activities             180,271        181,901        126,616
                                                               ----------     ----------     ----------

NET INCREASE (DECREASE) CASH                                        4,226          2,644         (7,005)

CASH, beginning of year                                             3,986          1,342          8,347
                                                               ----------     ----------     ----------

CASH, end of year                                              $    8,212     $    3,986     $    1,342
                                                               ==========     ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                    $   20,683     $   16,207     $        0
   Cash paid during the period for taxes                       $      195     $    1,627     $       17


                  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   During the year ended December 31, 2002, the Company wrote off deferred offering costs of $43,877.


                        See the accompanying notes to these financial statements


                                                  14

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

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2004:

     Tooling                                                    $   50,500
     Equipment                                                       1,494
                                                                ----------
                                                                    51,994

     Accumulated depreciation                                       (8,666)
                                                                ----------

     Property and equipment, net                                $   43,328
                                                                ==========


NOTE 3 - INCOME TAXES

     No provisions for income taxes for the years ended December 31, 2004, 2003 and 2002 is required since the Company incurred taxable losses during these periods.

     The components of the net deferred tax asset are as follows:


       Depreciation                                             $   (6,335)
       Section 195 start-up costs                                  571,476
       Net operating losses                                         66,501
       Accruals                                                    155,173
                                                                ----------

                                                                   786,815

       Less: valuation allowance                                  (786,815)
                                                                ----------

                                                                $       --
                                                                ==========


     The provision for income taxes consists of the following:


     Current                                                    $       --
     Deferred (benefit)                                           (150,787)
     Change in valuation allowance                                 150,787
                                                                ----------

                                                                $       --
                                                                ==========

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

     No warrants were issued during the year ended December 31, 2004.

     All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

     The following represents a summary of the warrants outstanding as of December 31, 2004 and 2003:

                                                             2004                      2003
                                                   -----------------------    -----------------------
                                                                  WTD AVG                    WTD AVG
                                                     SHARES       EX PRICE      SHARES       EX PRICE
                                                   ---------     ---------    ---------     ---------
Outstanding, beginning of year                       180,466     $    1.68      270,582     $    0.10

Granted                                                    0             0      150,000          2.00
Exercised                                            (30,466)         0.10     (119,116)         0.10
Expired/forfeited                                          0             0     (121,000)            0
                                                   ---------     ---------    ---------     ---------

Outstanding, end of year                             150,000     $    2.00      180,466     $    1.68
                                                   =========     =========    =========     =========

Weighted average fair value of warrants granted                  $       0                  $    2.00
                                                                 =========                  =========

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


NOTE 7 - LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                       YEAR ENDED
                                                    -------------------------------------------------
                                                                       DECEMBER 31,
                                                    -------------------------------------------------
                                                         2004              2003              2002
                                                    -------------     -------------     -------------
Numerator for basic and diluted loss per share
   Net loss                                         $    (443,599)    $    (387,429)    $    (706,054)
                                                    =============     =============     =============

Denominator for basic and diluted loss per share
   Weighted average shares                             11,348,970        11,153,332        11,029,956
                                                    =============     =============     =============

Basic and diluted loss per share
   Net loss                                         $       (0.04)    $       (0.03)    $       (0.06)
                                                    =============     =============     =============

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

     Our directors and principal executive officers are as specified on the following table:

================================================================================
  NAME                         AGE         POSITION
--------------------------------------------------------------------------------
  Torbjorn B. Lundqvist         52         Chairman, Chief Executive Officer /
                                           Chief Financial Officer
--------------------------------------------------------------------------------
  Dick G. Lindholm              55         Vice President, Director
--------------------------------------------------------------------------------
  William S. Rhodes             55         President, Director
================================================================================

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

                                         ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                         --------------------------------------------------- ------------------------------------------

                                                                              RESTRICTED  COMMON SHARES
                                                                  OTHER         STOCK      UNDERLYING
                                                   ANNUAL         AWARDS       GRANTED    OPTIONS GRANTED    ALL OTHER
   NAME AND POSITION       YEAR      SALARY         BONUS      COMPENSATION   (# SHARES)    (# SHARES)     COMPENSATION
   -----------------       ----      ------        ------      ------------   ----------  ---------------  ------------
Torbjorn B. Lundqvist,     2004     $140,000         -0-           -0-           -0-            -0-             -0-
Chairman and CEO           2003     $140,000         -0-           -0-           -0-            -0-             -0-
                           2002     $140,000         -0-           -0-           -0-            -0-             -0-


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

TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER      AMOUNT AND NATURE OF BENEFICIAL OWNER              PERCENT OF CLASS
------------------------------------------------------------------------------------------------------------------------------------
Common Stock          Torbjorn B. Lundqvist,                    9,572,300 shares, chief executive officer, chief         83.5%
                      6550 South Pecos Road, Suite 142          financial officer, chairman of board of directors
                      Las Vegas, Nevada   89120

Common Stock          Dick G. Lindholm                          235,000 shares, vice president, director                  2.1%
                      6550 South Pecos Road, Suite 142
                      Las Vegas, Nevada   89120

Common Stock          William S. Rhodes*                        10,000 shares, president, director                        0.1%
                      P.O. Box 10746
                      San Bernardino, California  92423


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

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered to the Company by Lesley, Thomas, Schwarz & Postma, Inc. for the years ended December 31, 2004 and 2003, were as follows:

      Services Provided                    2004                2003
      -----------------                    ----                ----

      Audit Fees                      $      23,925       $       21,700
      Audit Related Fees              $           0       $            0
      Tax Fees                        $         828       $          832
      All Other Fees                  $           0       $            0
                                      -------------       --------------

                  Total               $      24,753       $       22,532

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

                                       Aviation Upgrade Technologies, Inc.



                                       By:  /s/  Torbjorn B. Lundqvist
                                          ------------------------------------
                                          Torbjorn B. Lundqvist
                                          Chairman and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                        Title                        Date
-----------------------    ----------------------------------  -----------------


/s/ Torbjorn B. Lundqvist  Chairman, Chief Executive Officer    November 7, 2005
-----------------------    (principal executive officer) and
Torbjorn B. Lundqvist      Chief Financial Officer (principal
                           financial officer)

/s/ Dick G. Lindholm       Director                             November 7, 2005
-----------------------
Dick G. Lindholm

/s/ William S. Rhodes      Director                             November 7, 2005
-----------------------
William S. Rhodes