Form 10QSB/A
period 2005-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2005-11-10
CIK 1094847

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                               ------------------
                                   FORM 10-QSB

(Mark One)

    [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         33-0881303
--------------------------------------      ------------------------------------
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

Condensed Balance Sheet at June 30, 2005.......................................3

Condensed Statements of Operations for the three and six
   month periods ended June 30, 2005 and 2004..................................4

Condensed Statements of Cash Flows for the six
  month periods ended June 30, 2005 and 2004...................................5

Notes to Condensed Financial Statements........................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

ITEM 3.  Controls and Procedures..............................................11

PART 2 - OTHER INFORMATION....................................................12

SIGNATURE.....................................................................13

CERTIFICATIONS................................................................14

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2005


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                           $      7,490
   Accounts receivable                                                  22,350
   Inventory                                                             5,610
   Prepaid expenses                                                      5,540
                                                                  ------------

      Total current assets                                              40,990
                                                                  ------------

PROPERTY AND EQUIPMENT
   Tooling cost, net                                                    33,667
   Equipment cost, net                                                     996
                                                                  ------------

      Total property and equipment                                      34,663
                                                                  ------------

OTHER ASSETS                                                               350
                                                                  ------------

      Total assets                                                $     76,003
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                               $    750,885
   Profit participation payable                                          4,563
   Due to related party                                                  7,689
   Accrued payroll and related expenses                                526,791
   Loan payable, stockholder                                           170,472
   Profit participation advances, net                                  100,782
                                                                  ------------

      Total current liabilities                                      1,561,182
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares
      authorized; 11,457,750 shares issued and
      outstanding at June 30, 2005                                      11,458
   Additional paid-in capital                                          998,645
   Accumulated deficit                                              (2,495,282)
                                                                  ------------

      Total stockholders' deficit                                   (1,485,179)
                                                                  ------------

      Total liabilities and stockholders' deficit                 $     76,003
                                                                  ============


       See the accompanying notes to these condensed financial statements

                                   AVIATION UPGRADE TECHNOLOGIES, INC.

                                   CONDENSED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         -----------------------------     -----------------------------
                                            JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                             2005             2004             2005             2004
                                         ------------     ------------     ------------     ------------
REVENUES                                 $     65,242     $          0     $     76,205     $          0

COST OF SALES                                  52,664                0           62,017                0
                                         ------------     ------------     ------------     ------------

GROSS PROFIT                                   12,578                0           14,188                0
                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES
   General and administrative                  80,940           70,793          174,838          225,872
   Research and development                         0              412                0                0
   Depreciation                                 4,333                0            8,666                0
                                         ------------     ------------     ------------     ------------
                                               85,273           71,205          183,504          225,872
                                         ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                          (72,695)         (71,205)        (169,316)        (225,872)
                                         ------------     ------------     ------------     ------------

OTHER EXPENSE
   Profit participation                          (966)               0           (1,101)               0
   Interest expense                            (6,503)          (4,509)         (14,399)          (9,177)
                                         ------------     ------------     ------------     ------------

                                               (7,469)          (4,509)         (15,500)          (9,177)
                                         ------------     ------------     ------------     ------------

NET LOSS                                 $    (80,164)    $    (75,714)    $   (184,816)    $   (235,049)
                                         ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE         $      (0.01)    $      (0.01)    $      (0.02)    $      (0.02)
                                         ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING      11,457,750       11,361,066       11,457,750       11,330,242
                                         ============     ============     ============     ============


                   See the accompanying notes to these condensed financial statements


                                                   4

                           AVIATION UPGRADE TECHNOLOGIES, INC.

                            CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                -------------------------
                                                                 JUNE 30,       JUNE 30,
                                                                   2005           2004
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $ (184,816)    $ (235,049)
   Adjustments to reconcile net loss to net cash used in
   operating activities
      Depreciation                                                   8,666
      Amortization of profit participation advances                  (1041)             0
      Changes in operating liabilities
         Accounts receivable, net                                  (22,350)             0
         Inventory                                                  (5,572)             0
         Prepaid expenses                                              451         1,0190
         Accounts payable                                          121,164         88,746
         Due to related party                                       (7,905)        (1,697)
         Accrued payroll and related expenses                       90,971         71,015
         Customer deposits                                               0          2,124
                                                                ----------     ----------

            Net cash used in operating activities                  (39,972)       (73,842)
                                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Factory tooling costs                                                 0        (20,000)
                                                                ----------     ----------

            Net cash used in investing activities                        0        (20,000)
                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                        38,500          9,974
   Common stock subscribed                                             750              0
   Proceeds from issuance of common stock                                0         73,047
   Proceeds from profit participation investments                        0          7,000
                                                                ----------     ----------

            Net cash provided by financing activities               39,250         90,021
                                                                ----------     ----------

NET CHANGE IN CASH                                                    (722)        (3,821)

CASH, beginning of period                                            8,212          3,986
                                                                ----------     ----------

CASH, end of period                                             $    7,490     $      165
                                                                ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                     $   14,399     $    9,177
   Cash paid during the period for taxes                        $        0     $        0


            See the accompanying notes to these condensed financial statements


                                            5

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


NOTE B - WARRANTS

     The following represents a summary of the warrants outstanding as of June 30, 2005 and 2004, respectively:


                                                 JUNE 30, 2005             JUNE 30, 2004
                                            ----------------------    ----------------------
                                                          WTD AVG                   WTD AVG
                                              SHARES      EX PRICE      SHARES      EX PRICE
                                            ---------    ---------    ---------    ---------
     Outstanding, beginning of period         150,000    $    2.00      150,000    $    2.00
                                                         ---------                 ---------
     Granted                                        0            0            0            0
                                                         ---------                 ---------
     Expired/forfeited/exercised                    0            0            0            0
                                            ---------    ---------    ---------    ---------

     Outstanding, end of period               150,000    $    2.00      150,000    $    2.00
                                            =========    ---------    =========    ---------

     Weighted average fair value of
     warrants granted                                    $    0.00                 $    0.00
                                                         ---------                 ---------


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

NOTE D - RELATED PARTY TRANSACTIONS

     Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the "CEO") has, from time to time, provided working capital through his privately-held marketing company ("the Marketing Company"). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $7,689 at June 30, 2005. All cash amounts additionally advanced to AUT as loans from the Marketing Company are reflected in loans payable, shareholder and total $170,472 as of June 30, 2005. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $6,502 for the three months ended June 30, 2005. All the payroll and related expenses recorded as of June 30, 2005 were owing to the CEO.

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

     RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004 - During the three months ended June 30, 2005 we generated $65,242 in revenue from the sale of our product. During the three months ended June 30, 2004, we generated no revenues but we raised $20,000 from the issuance of common stock. Total operating expenses for the three months ended June 30, 2005 were $72,695, compared to total operating expenses for the three months ended June 30, 2004 of $71,205. In the three months ended June 30, 2005, our net loss was $80,164 compared to a loss of $75,714 for the prior year period.

     RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004 - During the six months ended June 30, 2005 we generated $76,205 in revenue from the sale of our product. During the six months ended June 30, 2004, we generated no revenues and raised $73,047 from the issuance of common. Total operating expenses for the six months ended June 30, 2005 were $183,505 compared to total operating expenses for the six months ended June 30, 2004 of $225,872. The decrease resulted primarily from lower research and development costs of $71,000 offset by higher professional fees of $25,000. In the three months ended June 30, 2005, our net loss was $184,816 compared to a loss of $235,049 for the prior year period.

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

                                          AVIATION UPGRADE TECHNOLOGIES, INC.



Dated: November 7, 2005                   By: /s/ TORBJORN B. LUNDQVIST
       ----------------                      ---------------------------------
                                             TORBJORN B. LUNDQVIST,
                                             Chief Executive Officer