Form 10QSB
period 2005-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2005-11-14
CIK 1094847

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27689

                       Aviation Upgrade Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                    33-0881303
--------------------------------------   ---------------------------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

     As of November 14, 2005 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2005................................  3

Condensed Statements of Operations for the three and nine
   month periods ended September 30, 2005 and 2004...........................  4

Condensed Statements of Cash Flows for the nine
   month periods ended September 30, 2005 and 2004...........................  5

Notes to Condensed Financial Statements......................................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  9

ITEM 3.  Controls and Procedures............................................. 11

PART 2 - OTHER INFORMATION................................................... 11

SIGNATURE.................................................................... 12

CERTIFICATIONS............................................................... 13

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2005


                                     ASSETS
                                     ------

CURRENT ASSETS
   Accounts receivable                                             $      6,111
   Inventory                                                             19,626
   Prepaid expenses                                                       5,641
                                                                    -----------

      Total current assets                                               31,378
                                                                    -----------

PROPERTY AND EQUIPMENT
   Tooling cost, net                                                     29,458
   Equipment cost, net                                                      871
                                                                    -----------

      Total property and equipment                                       30,329
                                                                    -----------

OTHER ASSETS                                                                350
                                                                    -----------

      Total assets                                                  $    62,057
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                 $   739,645
   Profit participation payable                                           4,879
   Due to related party                                                   5,820
   Accrued payroll and related expenses                                 562,298
   Loan payable, stockholder                                            222,272
   Profit participation advances, net                                   100,629
                                                                    -----------

      Total current liabilities                                       1,635,543
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares
      authorized; 11,457,750 shares issued and
      outstanding at September 30, 2005                                  11,458
   Additional paid-in capital                                           998,645
   Accumulated deficit                                               (2,583,589)
                                                                    -----------

      Total stockholders' deficit                                    (1,573,486)
                                                                    -----------

      Total liabilities and stockholders' deficit                   $    62,057
                                                                    ===========


       See the accompanying notes to these condensed financial statements

                                  AVIATION UPGRADE TECHNOLOGIES, INC.

                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                         ----------------------------    ----------------------------
                                        SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                              2005           2004            2005            2004
                                         ------------    ------------    ------------    ------------
REVENUES                                 $     13,536    $     66,076    $     89,742    $     66,076

COST OF SALES                                   8,027          72,799          70,044          72,799
                                         ------------    ------------    ------------    ------------

GROSS PROFIT                                    5,509          (6,723)         19,698          (6,723)
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
   General and administrative                  84,112          69,673         258,952         224,049
   Research and development                         0               0               0          71,497
   Depreciation                                 4,333               0          12,998               0
                                         ------------    ------------    ------------    ------------
                                               88,445          69,673         271,950         295,546
                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                          (82,936)        (76,396)       (252,252)       (302,269)
                                         ------------    ------------    ------------    ------------

OTHER EXPENSE
   Profit participation                          (162)         (1,088)         (1,264)         (1,088)
   Interest expense                            (5,210)         (6,127)        (19,608)        (15,303)
                                         ------------    ------------    ------------    ------------

                                               (5,372)         (7,215)        (20,872)        (16,391)
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $    (88,308)   $    (83,611)   $   (273,124)   $   (318,660)
                                         ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE         $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING        11,457,750      11,347,000      11,457,750      11,342,584
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


                  See the accompanying notes to these condensed financial statements


                                                  4

                          AVIATION UPGRADE TECHNOLOGIES, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)



                                                                NINE MONTHS ENDED
                                                            -------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $  (273,124)   $  (318,660)
   Adjustments to reconcile net loss to net cash used
   in operating activities
      Depreciation                                              12,998              0
      Amortization of profit participation advances             (1,195)        (1,028)
      Changes in operating assets and liabilities
         Accounts receivable, net                               (6,111)       (66,077)
         Inventory                                             (19,588)         8,619
         Prepaid expenses                                          350         (3,540)
         Accounts payable                                       90,472        117,176
         Due to related party                                   (9,773)         6,253
         Accrued payroll and related expenses                  106,709        106,523
         Customer deposits                                           0          2,124
                                                           -----------    -----------

            Net cash used in operating activities              (99,262)      (148,610)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from stockholder                                    90,300         18,474
   Common stock subscribed                                         750         55,500
   Proceeds from issuance of common stock                            0         73,047
   Proceeds from profit participation investments                    0          7,000
                                                           -----------    -----------

            Net cash provided by financing activities           91,050        154,021
                                                           -----------    -----------

NET CHANGE IN CASH                                              (8,212)         5,411

CASH, beginning of period                                        8,212          3,986
                                                           -----------    -----------

CASH, end of period                                        $         0    $     9,397
                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                $    19,308    $    15,303
   Cash paid during the period for taxes                   $         0    $         0


          See the accompanying notes to these condensed financial statements


                                          5

                       AVIATION UPGRADE TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           SEPTEMBER 30, 2005 AND 2004


NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the "Company" or "AUT") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.


NOTE B - WARRANTS

     The following represents a summary of the warrants outstanding as of September 30, 2005 and 2004, respectively:

                                                SEPTEMBER 30, 2005             SEPTEMBER 30, 2004
                                         ---------------------------     ---------------------------
                                                           WTD AVG                        WTD AVG
                                            SHARES         EX PRICE         SHARES        EX PRICE
                                         ------------    -----------     ------------    -----------
     Outstanding, beginning of period         150,000    $      2.00          150,000    $      2.00

     Granted                                        0              0                0              0
     Expired/forfeited/exercised                    0              0                0              0
                                         ------------    -----------     ------------    -----------

     Outstanding, end of period               150,000    $      2.00          150,000    $      2.00
                                         ============    ===========     ============    ===========

     Weighted average fair value of
     warrants granted                                    $      0.00                     $      0.00
                                                         ===========                     ===========

     The outstanding warrants at September 30, 2005 and 2004 are all held by stockholders.

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

     During the nine month period ended September 30, 2005, no common stock was issued.

NOTE D - RELATED PARTY TRANSACTIONS

     Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the "CEO") has, from time to time, provided working capital through his privately-held marketing company ("the Marketing Company"). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $5,820 at September 30, 2005. All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $222,272 as of September 30, 2005. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $5,210 for the three months ended September 30, 2005. All the payroll and related expenses recorded as of September 30, 2005 were owing to the CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. For the three months ended of September 30, 2005, we have generated $13,536 in revenue from the sale of our Air Alert Valve Cap product.

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

     LIQUIDITY AND CAPITAL RESOURCES. The cash on hand as of September 30, 2005 was $0, as compared to $9,397 as of September 30, 2004. Total current liabilities were $1,635,543 as of September 30, 2005, an increase over the prior year balance of $1,327,456, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,604,165 as of September 30, 2005, and we had an accumulated deficit of $2,583,589 as compared to an accumulated deficit of $2,185,526 at September 30, 2004. We issued no common stock during the three months ended September 30, 2005. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $308,087 from $1,327,456 at September 30, 2004 to $1,635,543 at September 30, 2005. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

     RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 - During the three month periods ended September 30, 2005 and 2004 we generated $13,536 and $66,076, in revenue from the sale of our product, respectively. The decrease in revenue was due to a large order from a major retailer in September 2004 that did not occur in 2005. Total operating expenses for the three months ended September 30, 2005 were $88,445, compared to total operating expenses for the three months ended September 30, 2004 of $69,673. The increase resulted primarily from $24,000 of higher consulting, convention and depreciation expenses offset by $4,000 of lower travel expenses. In the three months ended September 30, 2005, our net loss was $88,308 compared to a loss of $83,611 for the prior year period.

     RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004 - During the nine month periods ended September 30, 2005 and 2004 we generated $89,742 and $66,076, in revenue from the sale of our product, respectively. The increase in revenue is due mainly to a full year of producing revenue in 2005 as compared to a partial year in 2004. Total operating expenses for the nine months ended September 30, 2005 were $271,950, compared to total operating expenses for the nine months ended September 30, 2004 of $295,546. The decrease resulted primarily from $90,000 of lower research and development, shop supplies, patent and travel costs offset by $63,000 of higher advertising, consulting, convention and depreciation expenses. In the nine months ended September 30, 2005, our net loss was $273,124 compared to a loss of $318,660 for the prior year period.

     Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $308,087 from $1,327,456 at September 30, 2004 to $1,635,543 at September 30, 2005.

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

     Competition for the electronic tire valve cap is limited. To our knowledge, there are only a few mechanical tire valve caps on the market which are sold by several companies under different brand names. Our review and testing of these products has indicated to us that they are unreliable and inefficient due to their mechanical nature. We have not seen any product like the Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward interior warning signals which are significantly more expensive than our tire valve cap and valve stem, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the technical features, quality of our products and price.

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

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation was performed by the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

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

                                         AVIATION UPGRADE TECHNOLOGIES, INC.


Dated:  November 14, 2005                By: /s/ Torbjorn B. Lundqvist
                                             ----------------------------------
                                             TORBJORN B. LUNDQVIST,
                                             Chief Executive Officer