Form 10KSB/A
period 2004-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2006-01-12
CIK 1094847

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 2 TO
                               ------------------


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

     REVENUE RECOGNITION - The Company recognizes revenue on product sales at the time ownership and risk of loss passes to the customer. Shipments from the Company's warehouse are via express carriers such as Federal Express, and the sale is recognized upon customer acceptance. Shipments from the Company's factory are direct to the customer via common carrier, FOB the factory, ownership and risk of loss pass to the customer at this point, and the sale is recognized.


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

       Signatures                        Title                        Date
-----------------------    ----------------------------------  -----------------


/s/ Torbjorn B. Lundqvist  Chairman, Chief Executive Officer    January 10, 2006
-----------------------    (principal executive officer) and
Torbjorn B. Lundqvist      Chief Financial Officer (principal
                           financial officer)

/s/ Dick G. Lindholm       Director                             January 10, 2006
-----------------------
Dick G. Lindholm

/s/ William S. Rhodes      Director                             January 10, 2006
-----------------------
William S. Rhodes