Form 10KSB
period 2005-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2006-02-23
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________________.

Commission File Number 0-27689

AVIATION UPGRADE TECHNOLOGIES, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0881303 (IRS Employer Identification No.)

6550 South Pecos Road, Suite 142, Las Vegas, NV 89120 USA (Address of principal executive offices)

(702) 450-0003 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common stock (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

Yes    X               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                   No    X

The issuer’s revenue for the fiscal year ended December 31, 2005 was $148,271.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of February 23, 2006 was $0.

The number of shares of the common stock outstanding as of February 23, 2006 was 11,457,750

DOCUMENTS INCORPORATED BY REFERENCE:

Inapplicable

TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

YES          NO    X

PART 1

Aviation Upgrade Technologies, Inc., a Nevada corporation (“Company,” “we,” or “AUT”), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, our Registration Statement on Form 10-SB was declared effective and we became a reporting company pursuant to the Securities Exchange Act of 1934. We did not file any periodic reports or other information with the Securities and Exchange Commission until March 2001, at which time, we filed all delinquent quarterly and annual reports for the year ended December 31, 2000 concurrently. We have filed all quarterly reports for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 on a timely basis.

Item 1. Description of Business

Business Development. We were incorporated in Nevada on January 8, 1999. The Air Alert Valve Cap earned $148,270 in revenue for the year ended December 31, 2005. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that were not in the ordinary course of our business.

In April 2001, we signed a licensing agreement with Torbjörn Lundqvist our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on airplanes but was designed primarily for automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by its founder and the payment of ongoing costs during the term of the agreement.

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

Air Alert Valve Stem. We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology as the Air Alert Valve Cap but the components are baked into a valve stem designed for today’s tubeless tires. We have showed the product at a trade show in Las Vegas and we had good response primarily from tire and automotive dealers.

Manufacturing. After careful evaluation of several contract manufacturers we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps and Air Alert Valve Stems each month. Union Power has manufactured all sales made through 2005. Our contract provides for pricing as follows: $1.40 per unit when produced in bulk and $1.45 per unit when produced in 4-packs. Union Power produces in whatever volume we specify each month. We pay 60% of the aggregate price on delivery and the remaining 40% within 60 days. The terms of this arrangement are reviewed every six months. We believe that relations with this manufacturer are good, though we could locate and engage another manufacturer on similar terms without difficulty.

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

Patents.  We do not presently own any patents, trademarks, concessions or royalties. Our founder has obtained a US patent (US Patent No. 6,629,454 B2) for the Air Alert Valve Cap and filings for patent protection have been made in 29 other countries. Patent protection for the Air Alert Valve Stem has also been filed in 29 countries

We cannot guarantee, however, that any patents will be issued for the Air Alert Valve Stem or that, if issued, the breadth or degree of protection of these patents will be adequate to protect our interests. In addition, we cannot guarantee that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Further, we cannot guarantee that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us in order for us to be able to carry on our business. Finally, we cannot guarantee that the products of others will not infringe any patents issued to or licensed by us. Defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to us. If the outcome is adverse, it could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or require us to cease our marketing activities.

Competition. Competition for the electronic tire valve cap is limited. To our knowledge, there are only a few mechanical tire valve caps on the market, which are sold by several companies under different brand names. Our review and testing of these products has indicated to us that they are unreliable and inefficient due to their mechanical nature. We have not seen any product like the Air Alert Valve Stem. Other solutions to the tire pressure problem facing the industry are currently directed toward dashboard warning signals, which are significantly more expensive than our tire valve cap and valve stem, and therefore, not considered direct competition. We anticipate that we will compete on the basis of the technical features, quality of our products and price.

Research and Development. We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap and valve stem. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual for efforts in co-designing the valve cap product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name “Air Alert Valve Cap.”

Insurance. We are currently insured with an aggregate limit policy of $2,000,000 of product liability insurance for the Air Alert Valve Cap.

Employees. We have one full time employee and two part time directors/officers. Mr. Lundquist currently works for us on a full time basis. Mr. Lindholm currently devotes approximately four hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2. Description of Property

Our corporate headquarters are located in Las Vegas, Nevada. We have renewed that lease for office space for which we pay $350 per month. The lease has a term of six months and expires on June 30, 2006. It includes certain amenities such as receptionist services and conference rooms. We do not anticipate any difficulty in extending the term of our lease on substantially the same terms as currently exists.

Item 3. Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the stockholders at any time during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "AVUG". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of February 23, 2006, our stock has not been traded.

All our filings and reports are available through our web site at: http://www.AviationUpgrade.com with a direct link to the SEC web site.

As of February 23, 2006, there were 120 record holders of our common stock.

As of February 23, 2006, there were 150,000 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase an additional share of common stock at $2.00 per share. These warrants expire seven years from the date of issuance.

All the shares of our common stock are subject to Rule 144 promulgated pursuant to the Securities Act of 1933; there are 1,914,604 shares that could be sold as of February 23, 2006 pursuant to Rule 144. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a non-affiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities. During the year ended December 31, 2005, we issued no unregistered shares of our Common Stock.

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

Equity Compensation Plans. There are no compensation plans under which equity securities of the Company are authorized for issuance.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

General.  For the year ended December 31, 2005, we have generated $148,271 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product. We anticipate we will continue to operate under this contract on a year-to-year basis after the expiration date in April 2006, or renegotiate similar terms.

We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and many of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today’s tubeless tires. We have showed a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers. This product is anticipated to be released after we have sufficient funds to begin production and will be primarily marketed to tire and automobile dealers.

For the fiscal year ended December 31, 2005, compared to the fiscal year ended December 31, 2004.

Liquidity and Capital Resources. The cash on hand as of December 31, 2005 was $30,598, as compared to $8,212 as of December 31, 2004. We continue to operate without any source of funds beyond our revenues, and advances from Mr. Lundqvist, one of our officers and one of our directors and our majority shareholder, to pay our liabilities, which are increasing steadily as our vendors and others continue to support us. Total current liabilities were $1,652,406 as of December 31, 2005, an increase of $293,374 over the prior year balance of $1,359,032, represented primarily by accrued payroll and advances. We had negative working capital of $1,600,383 as of December 31, 2005, and we had an accumulated deficit of $2,584,139 as compared to an accumulated deficit of $2,310,465 at December 31, 2004. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $293,374 from $1,359,032 at December 31, 2004 to $1,652,406 at December 31, 2005. The increase in liabilities was primarily due to accrued payroll expenses and advances from Mr. Lundqvist. During the year ended December 31, 2005, we issued no shares of common. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations. During the year ended December 31, 2005, we generated $148,271 in revenues. Total operating expenses for the year ended December 31, 2005 were $360,720 compared to total operating expenses for the prior year period of $415,934. The decrease of $55,214 resulted primarily from lower travel and research and development costs offset by additional consulting expenses. For the year ended December 31, 2005, our net loss was $273,674, compared to a loss of $443,599 for the prior period.

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

Our plan of operation is wholly dependent on our ability to generate revenues from the sale of our tire pressure monitoring products. During the first half of 2003, we visited several potential contract manufacturers in China and Taiwan and after careful evaluation we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps each month. Union Power has indicated that it will help us meet any orders we may receive by providing favorable terms of payment if those orders come from qualified major U.S. retailers. Union Power is currently manufacturing the Air Alert Valve Stem for us.

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

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.             Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD                     Members of the American Institute of Certified Public Accountants
                            Registered with the Public Company Accounting Oversight Board

To the Board of Directors
Aviation Upgrade Technologies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Aviation Upgrade Technologies as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2d, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

__________________________________
ARMANDO C. IBARRA, C.P.A. - APC

January 17, 2006

371 “E” Street, Chula Vista, CA 91910
Tel: (619) 422-1348                             Fax: (619) 422-1465

AVIATION UPGRADE TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS
	December 31,
	2005	2004

CURRENT ASSETS
Cash	$30,598	$8,212
Accounts receivable	8,264	0
Stock subscription receivable	0	750
Inventory	7,734	39
Prepaid expenses	5,427	5,991

Total Current Assets	52,023	14,992

NET PROPERTY AND EQUIPMENT	25,997	43,328

DEPOSITS	350	350

Total Assets	$78,370	$58,670

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$628,351	$667,226
Profit participation payable (Note 4)	6,085	2,420
Accrued payroll and related expenses	647,606	455,590
Loan payable, stockholder	270,322	131,972
Profit participation advances, net (Note 4)	100,042	101,824

Total Current Liabilities	1,652,406	1,359,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 shares authorized;
11,457,750 shares issued and outstanding at December 31, 2005 and 2004	11,458	11,458
Additional paid-in capital	998,645	998,645
Accumulated deficit	(2,584,139)	(2,310,465)

Total Stockholders’ Equity (Deficit)	(1,574,036)	(1,300,362)

Total Liabilities & Stockholders’ Equity (Deficit)	$78,370	$58,670

See the accompanying notes to these financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,

	2005	2004	2003

REVENUES	$148,271	$77,994	$0

COST OF SALES	92,433	83,732	0

GROSS PROFIT	55,838	(5,738)	0

OPERATING EXPENSES
General and administrative	343,389	335,767	363,140
Research and development (Note 8)	0	71,501	8,082
Depreciation expense	17,331	8,666	0
	360,720	415,934	371,222

LOSS FROM OPERATIONS	(304,882)	(421,672)	(371,222)

OTHER EXPENSE
Profit participation expense	(1,884)	(1,244)	0
Other income	57,878	0	0
Interest expense	(24,786)	(20,683)	(16,207)

NET LOSS	$(273,674)	$(443,599)	$(387,429)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,457,750	11,348,970	11,153,332

See the accompanying notes to these financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	11,042,418	11,042	0	0	764,599	(1,479,437)	(703,796)

Common stock issued on warrant exercise for $0.10 per share	119,116	119	0	0	11,796	0	11,915
Common stock issued under Securities Purchase Agreement	100,000	100	0	0	66,900	0	67,000
Net loss	0	0	0	0	0	(387,429)	(387,429)

Balance, December 31, 2003	11,261,534	11,261	0	0	843,295	(1,866,866)	(1,012,310)

Common stock issued on warrant exercise for $0.10 per share	30,466	31	0	0	3,016	0	3,047
Common stock issued under Securities Purchase Agreements	164,925	165	825	1	152,334	0	152,500
Net loss	0	0	0	0	0	(443,599)	(443,599)

Balance, December 31, 2004	11,456,925	11,457	825	1	998,645	(2,310,465)	(1,300,362)

Common stock subscribed	825	1	(825)	(1)	0	0	0
Net loss	0	0	0	0	0	(273,674)	(273,674)

Balance, December 31, 2005	11,457,750	$11,458	0	$0	$998,645	$(2,584,139	$(2,584,139)

See the accompanying notes to these financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(273,674)	$(443,599)	$(387,429)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	17,331	8,666	0
Amortization of profit participation advances	(1,782)	(1,176)	0
Changes in operating assets and liabilities
Accounts receivable, net	(8,264)	0	0
Inventory	(7,695)	8,581	(8,619)
Prepaid expenses	564	(322)	(5,669)
Other assets	0	0	(40,000)
Accounts payable	(38,875)	121,770	120,299
Profit participation payable	3,665	0	0
Accrued payroll and related expenses	192,016	142,030	142,161

Net cash used in operating activities	(116,714)	(164,050)	(179,257)

CASH FLOWS FROM INVESTING ACTIVITES
Factory tooling costs	0	(11,995)	0

Net cash used in investing activities	0	(11,995)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	138,350	18,474	6,986
Proceeds from issuance of common stock	0	155,547	78,915
Proceeds from profit participation investments	0	7,000	96,000
Common stock subscribed	750	(750)	0
Stock offering costs	0	0	0

Net cash provided by financing activities	139,100	180,271	181,901

NET INCREASE (DECREASE) CASH	22,386	4,226	2,644

CASH, beginning of year	8,212	3,986	1,342

CASH, end of year	$30,598	$8,212	$3,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$24,786	$20,683	$16,207
Cash paid during the period for taxes	$0	$195	$1,627

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None.
See the accompanying notes to these financial statements

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aviation Upgrade Technologies, Inc. ("AUT" or the "Company") was incorporated under the laws of the State of Nevada on January 8, 1999.

In April 2001, we acquired from Torbjörn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires that we believe will lead to safer travel and better fuel efficiency. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The company has elected a December 31, year-end.

b. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

c. Estimates and Adjustments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2j regarding the Companies revenue recognition policy.

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Basis of Presentation and Considerations Related to Continued Existence (going concern)

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

e.  Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectible, they will be charged to operations when that determination is made.

f. Inventory

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

g. Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to operations and significant improvements are capitalized. The estimated useful life for the tooling and equipment costs is 3 years.

h. Production Design and Development Costs

All tooling, equipment and molds of $ 51,994 used for production have been capitalized as of December 31, 2004.

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i. Concentrations

As discussed in Note 12, the Company has a concentration of risk in the form of one major customer and one major supplier. The Company is attempting to mitigate its sales risk with the introduction of new products and the expansion of its sales and business. While primarily one source of supply is utilized, other sources are available should the Company have to change suppliers. A change in suppliers, however, could cause a delay in shipping and a possible loss of sales and could be at less favorable terms. This would affect operating results adversely.

j. Common Stock Issued for Services Rendered

AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. No common stock was issued for services during the years ended December 31, 2005.

k. Revenue Recognition and Deferred Revenue

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

l. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation Allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. Warranties

The Company provides a one-year manufacturer's warranty covering product defects. Accruals for product warranties are estimated based upon current product performance trends and are recorded at the time revenue is recognized.

Warranty liability at beginning of year	$800
Warranty product cost during 2005	(238)
Additional warranty accrual during 2005	238
Warranty liability at end of year	$800

n. Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this SFAS 133 has not materially impacted the Company's results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

o. Research and Development

Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $0, $71,501, $8,082 and $33,136 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

p. Employment Agreement

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

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. LICENSING AGREEMENT

In April 2001, AUT acquired from Torbjörn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement, In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product, all shares of which were issued in 2001.

NOTE 4. PROFIT PARTICIPATION ADVANCES

The Company has entered into six profit participation agreements in order to raise capital for operations. In exchange for the investment, the Company shares profits on the product by giving the investor an agreed upon price for every package sold up to a specified amount as defined in the agreement. The total estimated liability under these agreements is $636,000.

Per the terms of each of these six agreements, the Company has no obligation to reimburse any portion of the advances or make any type of payment, unless it has product sales. Should the Company not achieve the necessary sales volume to pay back the original amounts advanced in their entirety, no further payment is due. The Company incurs a liability under these agreements as it sells product on a per unit basis, it is not related to the profitability of the Company. There are no penalty clauses in these agreements. Amounts due under these agreements, if any, are payable monthly.

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 4. PROFIT PARTICIPATION ADVANCES (CONTINUED)

The Company has accrued $103,000 of profit sharing advances and this amount is being amortized based on the terms of these agreements, the terms of which are detailed below. Amortization expense was $1,782 and $1,176 of December 31, 2005 and 2004, respectively. The Company has accrued a liability of $6,085 and $2,420 as of December 31, 2005 and 2004, respectively, for amounts payable under these agreements. No amounts have been paid out under these agreements as of December 31, 2005 and 2004.

While each of the profit participation agreements is similar in the nature, only the amount of returns due under each agreement varies, i.e., the rate of return differs. The maximum payable under the agreements, per the terms of each agreement, is $636,000, based on unit sales, as follows:

	Advance	Maximum possible return
Agreements 1 through 4	$50,000 (aggregate)	$100,000 (aggregate)
Agreement 5	$20,000	$36,000
Agreement 6	$33,000	$500,000
TOTAL	$103,000	$636,000

per the terms of each agreement, is $636,000, based on unit sales, as follows

The following schedule gives a numerical illustration of these agreements detailing derivation of the $2,420 due at December 31, 2004, and the $1,244 profit participation expense that was recorded and the $6,085 due at December 31, 2005, and the $1,884 profit participation expense that was recorded.

	Profit Participation Advance	Profit Participation Payable	Profit Participation Expense

Cash received	$ 103,000	$	$
Unit Sales		2,420	2,420
Amortization	(1,176)		(1,176)

Balance at 12/31/04	$ 101,824	$ 2,420	$ 1,244

Unit Sales		6,085	6,085
Amortization	(1,782)		(1,782)

Balance at 12/31/05	$ 100,042	$ 6,085	$ 1,884

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 5. WARRANTS

In July 2003, the Company entered into a stock purchase agreement, which included warrants to purchase 150,000 shares of common stock at $2.00 per share. These warrants are exercisable at the option of the warrant holder and expire seven years from the date of issuance. No warrants were issued during the year ended December 31, 2005. All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

The following represents a summary of the warrants outstanding as of December 31, 2005 and 2004:

	2005		2004
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price

Outstanding, beginning of year	150,000	$2.00	180,466	$0.10

Granted	0	0	0	2.00
Exercised	0	0	(30,466)	0.10
Expired/forfeited	0	0	0	0

Outstanding, end of year	150,000	$2.00	150,000	$1.68

Weighted average fair value of warrants granted		$0		$0

The outstanding warrants at December 31, 2005 and 2004 are all held by stockholders.

NOTE 6. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

	December 31,	December 31,
	2005	2004

Tooling	$50,500	$50,500
Equipment	1,494	1,494

	$51,994	$51,994
Less Accumulated Depreciation	(25,997)	(8,666)

Net Property and Equipment	$25,997	$43,328

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 7. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

	December 31,	December 31,
	2005	2004

Net income (loss) from operations	$(273,674)	$(443,955)

Basic income / (loss) per share	$(0.02)	$(0.04)

Weighed average number of shares outstanding	11,457,750	11,348,970

NOTE 8. OPERATING LEASE

The Company’s headquarters are located in Las Vegas, Nevada. They have renewed their lease for office space for which they pay $350 per month. The lease has a term of six months and expires on June 30, 2006. It includes certain amenities such as receptionist services and conference rooms. We do not anticipate any difficulty in extending the term of our lease on substantially the same terms as currently exists.

NOTE 9. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At December 31, 2005 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 9. INCOME TAXES (CONTINUED)

December 31, 2005

Beg. Retained Earnings	$(2,310,465)
Net Income (Loss) for Year ended 12/31/05	(273,674)
Ending Retained Earnings	$(2,584,139)

Gross income tax benefit	$878,607
Valuation allowance	(878,607)
Net income tax benefit	$-

The net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Companies deferred tax asset.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

NOTE 10. STOCKHOLDERS' DEFICIT

Holders of the common stock do not have preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available. Therefore, when and if dividends are declared by the board of directors and, upon liquidation or dissolution of the company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. The board of directors is authorized to issue additional shares of common stock on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action. Each holder of common stock is entitled to one vote per share, either in person or by proxy, on all matters that may be voted on by the owners thereof at meetings of the stockholders. Since the shares of common stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors that can elect all the directors and, in such event, the holders of the remaining shares will not be able to elect any person to the board of directors.

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 10. STOCKHOLDERS' DEFICIT (CONTINUED)

Most of the Company's common stock is held by insiders and persons who acquired shares in private offerings. These are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date, and there is no assurance that the Company will ever be able to pay dividends in the future.

On July 3, 2003, the Company entered into a securities purchase agreement with two investors for the sale of $100,000 of units to purchase common stock, warrants and a participation in the sale of the valve cap products for cash consideration of $100,000. These securities were issued under Section 4(2) of the Securities Act of 1933. No underwriter was involved in the sale of these securities.

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

AVIATION UPGRADE TECHNOLOGIES
Notes to the Financial Statements
As of December 31, 2005

NOTE 11. RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred, and the amount owing is reflected in accounts payable with a total outstanding of $7,000 and $15,594 as of December 31, 2005 and 2004, respectively.

The Company has $647,606 in payroll and related expenses payable as of December 31, 2005, of which, $597,806 is owed to the Chief Executive Officer and majority stockholder. In addition, during the year ended December 31, 2005, AUT loan payable to stockholder increased by $138,350. A balance of $270,322 is payable as of December 31, 2005. The increase in loan payable, stockholder (Mr. Lundqvist's) was money given directly from Mr. Lundqvist privately held marketing company. Mr. Lundqvist's privately held marketing company passes through the interest on these advances to the Company which ranges from nine and one quarter percent (9.25%) to twenty-eight and ninety-nine one hundredths percent (28.99%). Interest paid on all advances to totaled $24,786 for the year ended December 31, 2005.

In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $0, $71,501, $8,082 and $33,136 during the years ended December 31, 2005, 2004, 2003 and 2002, respectively, for research and development costs in connection with the development of the tire valve cap.

NOTE 12. MAJOR CUSTOMERS/SUPPLIERS

During the year ended December 31, 2005, the Company had sales of $51,480 or thirty-seven percent (37%) to one (1) customer. At December 31, 2005, there were no amounts due from this customer.

During the year ended December 31, 2005 the Company purchased all (100%) of its cost of goods sold from one supplier in China. At December 31, 2005, the amount due to the supplier included in accounts payable was $158,714.

NOTE 13. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2005:

Common stock, $ 0.001 par value; 100,000,000 shares authorized; 11,457,750 shares issued and outstanding.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective January 6, 2006, we dismissed Lesley Thomas Schwarz & Postma ("LTSP") which audited the their financial statements for the fiscal years ended December 31, 2003 and 2004, and engaged Armando C. Ibarra, CPA to act as our independent chartered accountants. The reports of LTSP for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of LTSP for these fiscal years was qualified with respect to uncertainty as to our ability to continue as a going concern. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through January 6, 2006, the date of dismissal, there were no disagreements with LTSP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LTSP would have caused it to make reference to such disagreements in its reports.

Our financial statements for the year ended December 31, 2005, were audited by Armando C. Ibarra, CPA. LTSP was not involved in any way with the audit of the financial statements for the year ended December 31, 2005. We have authorized LTSP to discuss any matter relating to us and our operations with Armando C. Ibarra, CPA.

The change in our auditors was recommended and approved by the board of directors since we do not have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Armando C. Ibarra, CPA regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Item 8a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would be made known to him by others.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

Item 8b. Other Information

No information is required to be disclosed in reports on Form 8-K which was not previously reported.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Torbjörn B. Lundqvist	53	Chairman, Chief Executive Officer/ Chief Financial Officer
Dick G. Lindholm	56	Vice President, Director
William S. Rhodes	56	President, Director

Torbjörn B. Lundqvist. Mr. Lundqvist has been our chief executive officer and the chairman of our board of directors since our inception. Mr. Lundqvist has been primarily responsible for the formation and development to date of Aviation Upgrade Technologies, Inc. Mr. Lundqvist has had vast experience in international business. His strength is managing and developing new ventures and ideas. Mr. Lundqvist was born in Helsinki, Finland in 1952. After serving as a transportation officer during his mandatory service in the Finnish army, he owned and managed several companies in Finland, including companies involved in remodeling and manufacturing. Since 1982, Mr. Lundqvist has been owner and president of Minitec Marketing, Inc. which is an import and export firm. Among other things, Minitec Marketing, Inc. invented, patented and manufactured a Power Take Out for 4-wheel drive GM vehicles. This product allows the user to divert some of the power from the vehicles engine and use it for other purposes than powering the vehicle itself, e.g. external devices like snow blowers, generators, and pumps. The product was developed to suit a niche market in Finland. Since 1989 he has also been owner and president of Minitec Motors, Inc., USA, a car dealership specializing in exporting cars to niche markets where a slight modification of the vehicle would put it in a lower tax bracket when imported to that particular niche market. Mr. Lundqvist is not an officer or director of any other reporting company.

Dick G. Lindholm. Mr. Lindholm has been our vice president and one of our directors since December 1999. Mr. Lindholm is known in the Scandinavian aviation circles as a problem solver and skillful negotiator, including experience dealing with clients, suppliers and labor unions. He has over thirty years’ aviation experience, primarily in rotorcraft. He has thirty years flying experience with over 8,000 flying hours. From 1976 until 1985, he was president of Helikopteripalvelu, the leading helicopter company in Finland. From 1985 until 1993, he held various duties as a pilot for Helikopter Service A/S. From 1993 until 1997, he was managing director of Helifyg AB, the leading helicopter operator in Sweden. From 1997 to March 1999, he was area manager, Nordic Countries, of Helicopter Service A/S, which at the time was the world’s largest helicopter company in terms of revenues. From March to November 1999, Mr. Lindholm has been vice president of business development for Copter Action Oy, Finland. Since December 1999, Mr. Lindholm has been vice president of flight operations for SHT AB of Finland, a company responsible for development of the helicopter emergency medical service in the country. Mr. Lindholm was born in 1950 and resides in Espoo, Finland. Mr. Lindholm is not an officer or director of any other reporting company.

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

Board of Director Meetings and Committees

The Board of Directors regularly maintains communication among themselves throughout the year regarding our operations and status. During the fiscal year ended December 31, 2005, there was one formal telephonic meeting of the board of directors on November 23, 2005. Due to the small size of our Board of Directors, the whole board acts as the Audit Committee.

Code of Ethics

We have adopted a Code of Ethics for Financial Professionals which Code of Ethics will be provided to any person without charge, upon request to Aviation Upgrade Technologies, Inc., 6550 South Pecos Road, Suite 142, Las Vegas, Nevada 89120, Attention: Torbjörn Lundqvist, President.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the outstanding shares of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“the Commission”). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2005, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Item 10. Executive Compensation

Cash Compensation of Executive Officers - The following table sets forth the total compensation earned by the Chief Executive Officer and Directors per annum for the previous three years.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Annual Bonus	Other Awards Compensation	Restricted Stock Granted (# Shares)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation

Torbjörn B. Lundqvist, Chairman and CEO	2005 2004 2003	$140,000 $140,000 $140,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Option/SAR Grants in Last Fiscal Year. Inapplicable.

Director Compensation. Board members are currently serving without cash compensation. Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in our Bylaws. We have not secured “key man” or liability insurance coverage for our officers and directors.

Employment contracts.  On May 31, 2000, we entered into an employment agreement with Mr. Lundqvist to employ him as our chief executive officer. The agreement, which has an initial term of two years, provided for an annual base salary of $140,000 effective June 1, 2000, adjustable annually at the discretion of the board of directors. Among other provisions, the agreement also provides for an annual cash salary incentive equal to 3% of adjusted net profits beginning with the year ended December 31, 2001. The “adjusted net profit” shall be our net profit before federal and state income taxes, determined in accordance with generally accepted accounting principles by our independent accounting firm and adjusted to exclude:

•	any incentive salary payments paid pursuant to this employment agreement;
•	any contributions to pension and/or profit sharing plans;
•	any extraordinary gains or losses;
•	any refund or deficiency of federal and state income taxes paid in a prior year; and
•	any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary.

The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary.  The salary to Mr. Lundqvist has been accrued since November 2002 and is reflected in accrued payroll on our Balance Sheet.

Indemnification of Directors. Section 6 of our Bylaws provide, among other things, that our officers or directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as an officer or director, except liability for:

•	any breach of such officer’s or director’s duty of loyalty to us or our security holders;
•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock purchase or redemption by us; or
•	any transaction from which such officer or director derived any improper personal benefit.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 23, 2006 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Torbjörn B. Lundqvist, 6550 South Pecos Road, Suite 142 Las Vegas, Nevada 89120	9,572,300 shares, chief executive officer, chief financial officer, chairman of board of directors	83.5%
Common Stock	Dick G. Lindholm 6550 South Pecos Road, Suite 142 Las Vegas, Nevada 89120	235,000 shares, vice president, director	2.1%
Common Stock	William S. Rhodes* P.O. Box 10746 San Bernardino, California 92423	10,000 shares, president, director	0.1%
Common Stock	All directors and named executive officers as a group	9,817,300 shares	85.7%

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

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

In addition to serving as our chief executive officer and chairman of our board of directors, Mr. Lundqvist is the president and a director of Minitec Marketing, Inc., a California corporation and an importer and exporter of products. Minitec Marketing, Inc. has not conducted any operations in the last two years. Mr. Lundqvist currently devotes approximately 4% of his time to Minitec Marketing, Inc. Mr. Lundqvist is the president and a director of Minitec Motors, Inc., a California corporation. Mr. Lundqvist currently devotes approximately 1% of his time to Minitec Motors, Inc. We do not believe that we have any conflicts of interest with the business or industry of Minitec Marketing, Inc., other than Mr. Lundqvist’s duty to provide management and services.

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

We entered into a license agreement with Torbjörn B. Lundqvist, to license the marketing rights for the tire valve technology. During the years ended December 31, 2005, 2004 and 2003, we incurred $0, $71,501 and $8,082 for research and development costs in connection with the licensing agreement. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. The license agreement also specifies that we will enter into a manufacturing agreement with Torbjörn B. Lundqvist, our chief executive officer. However, no terms of the manufacturing agreement have been negotiated.

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

Item 13. Exhibits

3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Employment Agreement (2)
21.1	Subdivision of small business issuer. Not applicable
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer

(1) Previously filed on December 2, 1999, as exhibit to the Registration Statement on Form 10-SB.
(2) Previously filed in March 2002 as exhibit to the 2001 Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

The Board of Directors has selected Armando C. Ibarra, 371 E Street, Chula Vista, CA 91910 as independent accountants to audit our books, records and accounts for the fiscal year 2005. Lesley, Thomas, Schwarz & Postma, Inc. previously audited our financial statements during the two fiscal years ended December 31, 2004 and 2003.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Lesley, Thomas, Schwarz & Postma, Inc. for the years ended December 31, 2005 and 2004, were as follows:

Services Provided	2005	2004

Audit Fees	$25,327	$23,925
Audit Related Fees	$0	$0
Tax Fees	$0	$828
All Other Fees	$0	$0

Total	$25,327	$24,753

Audit Fees. The aggregate fees billed for the years ended December 31, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended December 31, 2005 and 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended December 31, 2004 were for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed for the years ended December 31, 2005 and 2004.

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

Aviation Upgrade Technologies, Inc.

By:	/s/ Torbjörn B. Lundqvist
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Torbjörn B. Lundqvist Torbjörn B. Lundqvist	Chairman, Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)	February 23, 2006

/s/ Dick G. Lindholm Dick G. Lindholm	Director	February 23, 2006

/s/ William S. Rhodes William S. Rhodes	Director	February 23, 2006