Form 10QSB
period 2006-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2006-05-22
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No ____.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____   No    X    .

As of May 19, 2006 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes             No     X    .

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET
(Unaudited)

MARCH 31, 2006

ASSETS
CURRENT ASSETS
Cash	$33,320
Accounts receivable	29,572
Inventory	8,567
Prepaid expenses	5,192

Total current assets	76,651

PROPERTY AND EQUIPMENT
Tooling cost, net	21,042
Equipment cost, net	622

Total property and equipment	21,664

OTHER ASSETS	350

Total assets	$98,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$751,285
Profit participation payable	7,140
Due to related party	7,240
Accrued payroll and related expenses	633,313
Loan payable, stockholder	312,322
Profit participation advances, net	99,530

Total current liabilities	1,810,830

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized;
11,457,750 shares issued and outstanding at March 31, 2006	11,458
Additional paid-in capital	998,645
Accumulated deficit	(2,722,268)

Total stockholders’ deficit	(1,712,165)

Total liabilities and stockholders’ deficit	$98,665

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005

REVENUES	$40,776	$10,963

COST OF SALES	31,456	9,353

GROSS PROFIT (LOSS)	9,320	1,610

OPERATING EXPENSES
General and administrative	81,190	93,898
Research and development	0	0
Depreciation expense	4,333	4,333
	85,522	98,231

LOSS FROM OPERATIONS	(76,202)	(96,621)

OTHER EXPENSES
Profit participation	(542)	(135)
Interest	(5,102)	(7,896)

	(5,644)	(8,031)

LOSS BEFORE PROVISION FOR TAXES	(81,846)	(104,652)

PROVISION FOR TAXES	0	0

NET LOSS	$(81,846)	$(104,652)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,457,750	11,457,750

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,846)	$(104,652)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,333	4,333
Amortization of profit participation advances	(513)	(128)
Changes in operating assets and liabilities
Accounts receivable, net	(21,309)	(8,140)
Inventory	(419)	(7,557)
Prepaid expenses	236	225
Deposits	0	(10,776)
Accounts and profit participation payable	24,494	37,823
Due to related party	238	(4,767)
Accrued payroll and related expenses	35,508	35,693

Net cash used in operating activities	(39,278)	(57,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	42,000	51,000
Common stock subscribed	0	750
Proceeds from issuance of common stock	0	0

Net cash provided by financing activities	42,000	51,750

NET CHANGE IN CASH	2,723	(6,196)

CASH, beginning of period	30,598	8,212

CASH, end of period	$33,320	$2,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,568	$7,896
Cash paid during the period for taxes	$0	$0

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2005 AND 2004

NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the “Company” or “AUT”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE B - WARRANTS

The following represents a summary of the warrants outstanding as of March 31, 2006 and 2005, respectively:

	March 31, 2005		March 31, 2005
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price

Outstanding, beginning of period	150,000	$2.00	150,000	$2.00

Granted	0	0	0	0
Expired/forfeited/exercised	0	0	0	0

Outstanding, end of period	150,000	$2.00	150,000	$2.00

Weighted average fair value of warrants granted	--	$0	--	$0

The outstanding warrants at March 31, 2006 and 2005 are all held by stockholders.

NOTE C - STOCKHOLDERS’ DEFICIT

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

Most of the Company’s common stock is held by insiders and persons who acquired shares in private offerings. These are “restricted securities” as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date, and there is no assurance that the Company will ever be able to pay dividends in the future.

During the year ended December 31, 2005, no common stock was issued.

During the three months ended March 31, 2006, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31,	March 31,
	20065	2005

Numerator for basic and diluted loss per share
Net loss	$(81,846)	$(104,652)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.01)	$(0.01)

NOTE E - RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjörn B. Lundqvist (the “CEO”) has, from time to time, provided working capital through his privately-held marketing company (“the Marketing Company”). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $7,240 at March 31, 2006. All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $312,322 as of March 31, 2006. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to thirty percent (30%) per annum. Interest reimbursed on these advances totaled $4,568 for the three months ended March 31, 2006. All the payroll and related expenses recorded as of March 31, 2006 were owing to the CEO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. For the three months ended of March 31, 2006, we have generated $40,776 in revenue from the sale of our Air Alert Valve Cap product.

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

Liquidity and Capital Resources. The cash on hand as March 31, 2006 was $33,320, as compared to $2,016 as of March 31, 2005. Total current liabilities were $1,810,830 as of March 31, 2006, an increase over the prior year balance of $1,478,654, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,734,179 as of March 31, 2006, and we had an accumulated deficit of $2,722,268 as compared to an accumulated deficit of $2,415,118 at March 31, 2005. We issued no common stock during the three months ended March 31, 2006. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $332,179 from $1,478,654 at March 31, 2005 to $1,810,830 at March 31, 2006. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations-Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 - During the three months ended March 31, 2006, we generated $40,776 in revenues from the sale of our product compared to $10,963 for the three months ended March 31, 2005 due to an increase in marketing efforts. Total operating expenses for the three months ended March 31, 2006 were $85,522, compared to total operating expenses for the three months ended March 31, 2004 of $98,231. The decrease resulted primarily from lower professional fees. In the three months ended March 31, 2006, our net loss was $81,846 compared to a loss of $104,652 for the prior year period.

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

Our plan of operation is wholly dependent on our ability to generate revenues from the sale of our tire pressure monitoring products. Since 2003, we have had a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China, which has the capability of producing up to several million Air Alert Valve Caps each month. Union Power currently produces about 1,500 Valve Caps for us each day; Union Power indicates that they can easily increase this number to meet our requirements. In the event that we were required to find another manufacturer for our product, due to the number of the such manufactures in China and Taiwan, we believe that locating and engaging an alternate manufacturing source for our product would be possible without any significant disruption to our retailers.

In addition, we may be required to raise additional capital to fund our operations, and to continue to market, promote and sell the tire valve cap product. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities, other than those activities related to the production of the electronic tire valve cap and valve stem.

Mr. Lundqvist is our only employee. The loss of Mr. Lundqvist could have a material adverse effect upon our operations.

Off-Balance Sheet Arrangements - There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 3. Controls and Procedures

An evaluation was performed by the Company’s Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements fo the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aviation Upgrade Technologies, Inc.

Date: May 19, 2006	By:	/s/ Torbjörn B. Lundqvist

Torbjörn B. Lundqvist

Chief Executive Officer