Form 10QSB
period 2006-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2006-07-18
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-27689

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
Yes       X                No

As of July 18, 2006 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                          No       X

PART 1-FINANCIAL INFORMATION

Page #
Item 1. - Financial Statements (Unaudited)

Condensed Balance Sheet at June 30, 2006	3

Condensed Statements of Operations for the three and six month periods ended June 30, 2006 and 2005	4

Condensed Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005	5

Notes to Condensed Financial Statements	6

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. - Controls and Procedures	10

PART 2 - OTHER INFORMATION	10

SIGNATURE	11

CERTIFICATIONS

AVIATION UPGRADE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

JUNE 30, 2006

ASSETS
CURRENT ASSETS
Cash	$353
Accounts receivable	19,075
Inventory	5,536
Prepaid expenses	6,553
Total current assets	31,517
PROPERTY AND EQUIPMENT
Tooling cost, net	16,833
Equipment cost, net	498
Total property and equipment	17,331
Total assets	$48,848
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$633,743
Profit participation payable	7,829
Due to related party	6,326
Accrued payroll and related expenses	668,821
Loan payable, stockholder	363,748
Profit participation advances, net	99,195
Total current liabilities	1,779,662
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized;
11,457,750 shares issued and outstanding at June 30, 2006	11,458
Additional paid-in capital	998,645
Accumulated deficit	(2,740,917)
Total stockholders’ deficit	(1,730,814)
Total liabilities and stockholders’ deficit	$48,848

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

REVENUES	$19,192	$65,242	$59,968	$76,205
COST OF SALES	20,209	52,664	51,665	62,017
GROSS PROFIT	(1,017)	12,578	8,303	14,188
OPERATING EXPENSES
General and administrative	63,518	80,940	144,708	174,838
Depreciation	4,333	4,333	8,666	8,666
	67,851	85,273	153,374	183,504
LOSS FROM OPERATIONS	(68,868)	(72,695)	(145,071)	(169,316)
OTHER EXPENSE
Profit participation	(354)	(966)	(896)	(1,101)
Interest expense	(5,706)	(6,503)	(10,808)	(14,399)
	(6,060)	(7,469)	(11,704)	(15,500)
NET LOSS	$(74,928)	$(80,164)	$(156,775)	$(184,816)
BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	11,457,750	11,457,750	11,457,750	11,457,750

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,775)	$(184,816)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,666	8,666
Amortization of profit participation advances	(847)	(1041)
Changes in operating liabilities
Accounts receivable, net	(10,812)	(22,350)
Inventory	2,198	(5,572)
Prepaid expenses	(1,125)	451
Other assets	350	0
Accounts payable	(35,665)	121,164
Due to related party	(676)	(7,905)
Accrued payroll and related expenses	71,015	90,971
Net cash used in operating activities	(123,671)	(39,972)
CASH FLOWS FROM INVESTING ACTIVITIES
Factory tooling costs	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	93,426	38,500
Common stock subscribed	0	750
Proceeds from issuance of common stock	0	0
Proceeds from profit participation investments	0	0
Net cash provided by financing activities	39,250	39,250
NET CHANGE IN CASH	(30,245)	(722)
CASH, beginning of period	30,598	8,212
CASH, end of period	$353	$7,490
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$10,807	$14,399
Cash paid during the period for taxes	$0	$0

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2006 AND 2005

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

NOTE B - WARRANTS

The following represents a summary of the warrants outstanding as of June 30, 2006 and 2005, respectively:

	June 30, 2006		June 30, 2005
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding, beginning of period	150,000	$2.00	150,000	$2.00
Granted	0	0	0	0
Expired/forfeited/exercised	0	0	0	0
Outstanding, end of period	150,000	$2.00	150,000	$2.00
Weighted average fair value of warrants granted	--	$0.00	--	$0.00

The outstanding warrants at June 30, 2006 and 2005 are all held by stockholders.

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

During the six months ended June 30, 2006, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	June 30,	June 30,
	2006	2005
Numerator for basic and diluted loss per share
Net loss	$(156,775)	$(184,816)
Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750
Basic and diluted loss per share
Net loss	$(0.01)	$(0.02)

NOTE E - RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the “CEO”) has, from time to time, provided working capital through his privately-held marketing company (“the Marketing Company”). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $6,326 at June 30, 2006. All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $363,748 as of June 30, 2006. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $5,706 for the three months ended June 30, 2006. All the payroll and related expenses recorded as of June 30, 2006 were owing to the CEO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. For the three months ended of June 30, 2006, we have generated $19,192 in revenue from the sale of our Air Alert Valve Cap product.

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

Liquidity and Capital Resources. The cash on hand as June 30, 2006 was $353, as compared to $7,490 as of June 30, 2005. Total current liabilities were $1,779,662 as of June 30, 2006, an increase over the prior year balance of $1,561,182, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,734,814 as of June 30, 2006, and we had an accumulated deficit of $2,740,917 as compared to an accumulated deficit of $2,495,282 at June 30, 2005. We issued no common stock during the three months ended June 30, 2006. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $218,480 from $1,561,182 at June 30, 2005 to $1,779,662 at June 30, 2006. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations-Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005 - During the three months ended June 30, 2006, we generated $19,192 in revenues from the sale of our product compared to $65,242 for the three months ended June 30, 2005 due to lack of cash flow for marketing efforts and purchase of product. Total operating expenses for the three months ended June 30, 2006 were $67,851, compared to total operating expenses for the three months ended June 30, 2005 of $85,273. The decrease resulted primarily from lower professional fees. In the three months ended June 30, 2006, our net loss was $74,928 compared to a loss of $80,164 for the prior year period.

Results of Operations-Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 - During the six months ended June 30, 2006 we generated $59,968 in revenue from the sale of our product as compared to $76,205 for the six months ended June 30, 2005 due to lack of cash flow for marketing efforts and purchase of product. Total operating expenses for the six months ended June 30, 2006 were $153,374 compared to total operating expenses for the six months ended June 30, 2005 of $183,505. The decrease resulted primarily from lower professional fees of $28,000. In the six months ended June 30, 2006, our net loss was $156,775 compared to a loss of $184,816 for the prior year period.

Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $218,480 from $1,561,182 at June 30, 2005 to $1,779,662 at June 30, 2006.

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

AVIATION UPGRADE TECHNOLOGIES, INC.

Date: July 18, 2006	By:	/s/ Torbjorn B. Lundqvist
Torbjorn B. Lundqvist Chief Executive Officer