Form 10QSB
period 2006-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2006-11-20
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of November 13, 2006 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET
(Unaudited)

SEPTEMBER 30, 2006

ASSETS
CURRENT ASSETS
Cash	$9,177
Accounts receivable	19,563
Inventory	12,282
Prepaid expenses	3,591

Total current assets	44,613

PROPERTY AND EQUIPMENT
Tooling cost, net	12,625
Equipment cost, net	373

Total property and equipment	12,998

Total assets	$57,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$521,721
Profit participation payable	13,505
Due to related party	8,578
Accrued payroll and related expenses	704,328
Loan payable, stockholder	447,948
Profit participation advances, net	98,831

Total current liabilities	1,794,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized;
11,457,750 shares issued and outstanding at September 30, 2006	11,458
Additional paid-in capital	998,645
Accumulated deficit	(2,747,403)

Total stockholders’ deficit	(1,737,300)

Total liabilities and stockholders’ deficit	$57,611

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
REVENUES	$29,780	$13,536	$89,748	$89,742

COST OF SALES	20,267	8,027	71,932	70,044

GROSS PROFIT	9,513	5,509	17,186	19,698

OPERATING EXPENSES
General and administrative	3,611	84,112	148,320	258,952
Depreciation	4,333	4,333	12,998	12,998
	7,944	88,445	161,318	271,950

LOSS FROM OPERATIONS	(71,004)	(82,936)	(216,145)	(252,252)

OTHER EXPENSE
Profit participation	(385)	(162)	(1,281)	(1,264)
Interest expense	(7,670)	(5,210)	(18,477)	(19,608)

	(8,055)	(5,372)	(19,758)	(20,872)

NET LOSS	$(6,486)	$(88,308)	$(163,260)	$(273,124)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,457,750	11,457,750	11,457,750	11,457,750

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,260)	$(273,124)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,998	12,998
Amortization of profit participation advances	(1,211)	(1,195)
Changes in operating assets and liabilities
Accounts receivable, net	(11,300)	(6,111)
Inventory	(4,548)	(19,588)
Prepaid expenses	1,837	350
Other assets	350	0
Accounts payable	(74,295)	90,472
Due to related party	6,502	(9,773)
Accrued payroll and related expenses	106,523	106,709
Customer deposits	0	0

Net cash used in operating activities	(199,047)	(99,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	177,626	90,300
Common stock subscribed	0	750
Proceeds from issuance of common stock	0	0
Proceeds from profit participation investments	0	0

Net cash provided by financing activities	177,626	91,050

NET CHANGE IN CASH	(21,421)	(8,212)

CASH, beginning of period	30,598	8,212

CASH, end of period	$9,177	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$18,477	$19,308
Cash paid during the period for taxes	$0	$0

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006 AND 2005

NOTE A - BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the “Company” or “AUT”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE B - WARRANTS

The following represents a summary of the warrants outstanding as of September 30, 2006 and 2005, respectively:

	September 30, 2006		September 30, 2005
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding, beginning of period	150,000	$2.00	150,000	$2.00

Granted	0	0	0	0
Expired/forfeited/exercised	0	0	0	0

Outstanding, end of period	150,000	$2.00	150,000	$2.00

Weighted average fair value of warrants granted		$0.00		$0.00

The outstanding warrants at September 30, 2006 and 2005 are all held by stockholders.

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

During the nine months ended September 30, 2006, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	September 30,	September 30,
	2006	2005
Numerator for basic and diluted loss per share
Net loss	$(163,260)	$(273,124)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.01)	$(0.02)

NOTE E - RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjorn B. Lundqvist (the “CEO”) has, from time to time, provided working capital through his privately-held marketing company (“the Marketing Company”). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $13,505 at September 30, 2006. All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $447,948 as of September 30, 2006. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $18,477 for the nine months ended September 30, 2006. All the payroll and related expenses recorded as of September 30, 2006 were owing to the CEO.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General. For the three months ended of September 30, 2006, we have generated $29,780 in revenue from the sale of our Air Alert Valve Cap product.

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

Liquidity and Capital Resources. The cash on hand as of September 30, 2006 was $9,177, as compared to $0 as of September 30, 2005. Total current liabilities were $1,794,911 as of September 30, 2006, an increase over the prior year balance of $1,635,543, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,750,298 as of September 30, 2006, and we had an accumulated deficit of $2,747,403 as compared to an accumulated deficit of $2,583,589 at September 30, 2005. We issued no common stock during the three months ended September 30, 2006. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $159,368 from $1,635,543 at September 30, 2005 to $1,794,911 at September 30, 2006. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations-Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005 - During the three month periods ended September 30, 2006 and 2005 we generated $29,780 and $13,536, in revenue from the sale of our product, respectively. Total operating expenses for the three months ended September 30, 2006 were $7,944, compared to total operating expenses for the three months ended September 30, 2005 of $88,445. The decrease resulted primarily from $73,000 of forgiven debt settlements. In the three months ended September 30, 2006, our net loss was $6,486 compared to a loss of $88,308 for the prior year period.

Results of Operations-Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005 - During the nine month periods ended September 30, 2006 and 2005 we generated $89,748 and $89,742, in revenue from the sale of our product, respectively. Total operating expenses for the nine months ended September 30, 2006 were $161,318, compared to total operating expenses for the nine months ended September 30, 2005 of $271,950. The decrease resulted primarily from $73,000 of forgiven debt settlements and $32,000 of lower professional fees. In the nine months ended September 30, 2006, our net loss was $163,260 compared to a loss of $273,124 for the prior year period.

Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $159,368 from $1,635,543 at September 30, 2005 to $1,794,911 at September 30, 2006.

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

An evaluation was performed by the Company’s Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

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

AVIATION UPGRADE TECHNOLOGIES, INC.

Date: November 20, 2006	By:	/s/ Torbjorn B. Lundqvist
TORBJORN B. LUNDQVIST, Chief Executive Officer