Form 10KSB
period 2006-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-04-02
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______to _______.

Commission File Number 0-28347

AVIATION UPGRADE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	33-0881303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24040 Camino Del Avion, # A303, Monarch Beach, CA 92629 USA
(Address of principal executive offices)

(949) 499-6665
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.   Yes X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No  X

The issuer’s revenue for the fiscal year ended December 31, 2006 was $208,855.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 28, 2007 was $0.

The number of shares of the common stock outstanding as of March 28, 2007 was 11,457,750

DOCUMENTS INCORPORATED BY REFERENCE:
There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
YES         NO  X

PART 1

Aviation Upgrade Technologies, Inc., a Nevada corporation (“Company,” “we,” or “AUT”), filed a Registration Statement on Form 10-SB on December 2, 1999. On February 1, 2000, our Registration Statement on Form 10-SB was declared effective and we became a reporting company pursuant to the Securities Exchange Act of 1934. We did not file any periodic reports or other information with the Securities and Exchange Commission until March 2001, at which time, we filed all delinquent quarterly and annual reports for the year ended December 31, 2000 concurrently. We have filed all quarterly reports for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006 on a timely basis.

Item 1. Description of Business

Business Development. We were incorporated in Nevada on January 8, 1999. The Air Alert Valve Cap earned $208,855 in revenues for the year ended December 31, 2006. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that was not in the ordinary course of our business.

In April 2001, we signed a licensing agreement with Torbjörn Lundqvist, our founder and majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on airplanes but was designed primarily for automobiles. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by our founder and the payment of ongoing costs during the term of the agreement.

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

Air Alert Valve Stem. We are considering developing a new product called the Air Alert Valve Stem. We are using the same technology as the Air Alert Valve Cap, but the components are baked into a valve stem designed for today’s tubeless tires. We have shown the product at a trade show in Las Vegas and we had good responses, primarily from tire and automotive dealers.

Manufacturing. After careful evaluation of several contract manufacturers, we have entered into a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China. Union Power has the capability of producing up to several million Air Alert Valve Caps and Air Alert Valve Stems each month. Union Power has manufactured the products representing all of our sales made through 2006. Our contract provides for pricing as follows: $1.40 per unit when produced in bulk and $1.45 per unit when produced in 4-packs. Union Power produces in whatever volume we specify each month. We pay 60% of the aggregate price on delivery and the remaining 40% within 60 days. The terms of this arrangement are reviewed every six months. We believe that relations with this manufacturer are good, though we could locate and engage another manufacturer on similar terms without difficulty.

Marketing.  We believe that our initial primary target market will consist of large fleet operators, with a secondary focus on tire dealers. We believe that the potential market for the tire valve cap is extremely large. The requirement for a warning system to detect tire pressure is currently in effect for new passenger and light truck vehicles sold, and should be totally phased in by 2008. This does not include the heavy trucks and used vehicles. To our knowledge no other country has these requirements.

Government Regulation. The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the automobile industry. The following attempts only to identify those aspects that could affect our business. Other existing laws and regulations are in effect in many jurisdictions, and state and local requirements are currently the subject of a variety of judicial proceedings, though there are legislative hearings, and administrative and legislative proposals which could also affect our method of operation.

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

Research and Development. We are not currently conducting any research and development activities, other than those activities related to the licensing agreement for the electronic tire valve cap and valve stem. During the license period and any renewal periods, we will pay fees, expenses and costs related to product development and any application fees for patents and trademarks. We have also issued 50,000 shares of common stock to one individual as payment for efforts in co-designing the valve cap product with Mr. Lundqvist and another 1,000 shares of common stock to another individual for the name “Air Alert Valve Cap.”

Insurance. We are currently insured with an aggregate limit policy of $2,000,000 of product liability insurance for the Air Alert Valve Cap.

Employees. We have one full time employee and two part time directors/officers. Mr. Lundquist currently works for us on a full time basis. Mr. Lindholm currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2. Description of Property

Our corporate headquarters were located in Las Vegas, Nevada until the end of March 2006. Now our corporate headquarters are located in Monarch Beach, California. We share the office space with Minitec Marketing Inc, a corporation owned by our founder and CEO Torbjorn Lundqvist. For the year ended December 31, 2006, Minitec has not charged any rent. This arrangement is on a month to month term. We do not anticipate any difficulty in extending these arrangements.

Item 3. Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the stockholders at any time during the fourth quarter of the year ended December 31, 2006.

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

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "AVUG". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 28, 2007, our stock has not been traded.

All our filings and reports are available through our web site at: http://www.AviationUpgrade.com with a direct link to the SEC web site.

As of March 28, 2007, there were 120 record holders of our common stock.

As of March 28, 2007, there were 150,000 outstanding warrants to purchase shares of our common stock. Each warrant entitles the holder the right to purchase an additional share of common stock at $2.00 per share. These warrants expire seven years from the date of issuance.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities. During the year ended December 31, 2006, we issued no unregistered shares of our Common Stock.

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

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

General.  For the year ended December 31, 2006, we have generated $208,855 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product. This agreement expired in April 2006 and we are currently operating on a month to month basis until a new contract is finalized. The new contract is being renegotiated under similar terms.

We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and many of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today’s tubeless tires. We have shown a mock up of the product at a trade show in Las Vegas, and we had positive responses primarily from tire and automobile dealers. This product is anticipated to be released after we have sufficient funds to begin production and will be primarily marketed to tire and automobile dealers.

For the fiscal year ended December 31, 2006, compared to the fiscal year ended December 31, 2005.

Liquidity and Capital Resources. The cash on hand as of December 31, 2006 was $7,454, as compared to $30,598 as of December 31, 2005. We continue to operate without any source of funds beyond our revenues, and advances from Mr. Lundqvist, our sole officer, one of our directors and our majority shareholder, to pay our liabilities, which are increasing steadily as our vendors and others continue to support us. We also had $18,249 represented by accounts receivable, net of allowance for doubtful accounts, $8,809 represented by inventor, and $1,447 represented by prepaid expenses. Therefore, our total current assets were $35,959 for the year ended December 31, 2006. We had net property and equipment of $8,665, making our total assets $44,624 for the year ended December 31, 2006. This is in comparison to the year ended December 31, 2005, where we had cash of $30,598, accounts receivable, net of allowance for doubtful accounts of $8,264, inventory of $7,734 and prepaid expenses of $5,427, for total current assets of $52,023. We also had $25,997 represented by net property and equipment, and other assets of $350 represented by deposits. Therefore, for the year ended December 31, 2005, our total assets were $78,370.

Total current liabilities were $1,909,046 as of December 31, 2006, an increase of $256,640 over the total current liabilities of $1,652,406 for the year ended December 31, 2005. For the year ended December 31, 2006, our current liabilities were represented primarily by accrued payroll and advances of $736,886. For the year ended December 31, 2006, we also had $551,290 represented by accounts payable for trade and operations, $14,600 represented by customer advance, $21,310 representing profit participation payable, $492,321 represented by a loan payable to a stockholder, and $92,648 which was represented by profit participation advances. This is in comparison to the year ended December 31, 2005, our total current liabilities were represented primarily by accrued payroll and advances of $647,606. For the year ended December 31, 2005, we also had $628,352 represented by accounts payable for trade and operations, $6,085 representing profit participation payable, $270,322 represented by a loan payable to a stockholder, and $100,041 which was represented by profit participation advances. We had negative working capital of $1,873,087 as of December 31, 2006, and we had an accumulated deficit of $2,874,525 as compared to an accumulated deficit of $2,584,139 at December 31, 2005.

During the year ended December 31, 2006, we issued no shares of common stock. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations. During the year ended December 31, 2006, we generated $208,855 in revenues as compared to $ 148,271 for the prior year. We had cost of sales of $173,106 for the year ended December 31, 2006, as compared to $92,433 for the year ended December 31, 2005, resulting in gross profit of $35,749 for the year ended December 31, 2006 as compared to $55,838 for the prior year. Total operating expenses for the year ended December 31, 2006 were $374,317 compared to total operating expenses for the prior year period of $360,720. Our operating expenses consisted primarily of general and administrative expenses of $356,986 for the year ended December 31, 2006 as compared to $343,389 for the prior year. Our deprecation expense was $17,331 for both years. The increase of $13,597 in our operating expenses resulted primarily from a royalty arrangement of 12% with Mr. Lundqvist, which was waived for the previous year. We had a loss from operations of $338,568 for the year ended December 31, 2006 as compared to $304,882 for the prior year. After accounting for other expenses, then, for the year ended December 31, 2006, our net loss was $290,386, compared to a loss of $273,674 for the prior period.

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

Item 7. Financial Statements

Stan J.H. Lee, CPA
Registered with the Public Company Accounting Oversight Board
2160 North Central Rd. Suite 203sFort LeesNJ 07024
794 BroadwaysChula VistasCAs91910
619-623-7799sFax 619-564-3408sE-mail stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Aviation Upgrade Technologies Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aviation Upgrade Technologies as of December 31, 2005, were audited by other auditors whose report dated January 17, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2-e, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA March 5, 2007

AVIATION UPGRADE TECHNOLOGIES INC.
Balance Sheet

ASSETS
	As of	As of
	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$7,454	$30,598
Accounts receivable, net of allowance for doubtful accounts	18,249	8,264
Inventory	8,809	7,734
Prepaid expenses	1,447	5,427

Total Current Assets	35,959	52,023

NET PROPERTY & EQUIPMENT	8,665	25,997

OTHER ASSETS
Deposits	-	350

Total Other Assets	-	350

TOTAL ASSETS	$44,624	$78,370

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Balance Sheet
(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
As of	As of
December 31,	December 31,
2006	2005
CURRENT LIABILITIES
Accounts payable - trade and operations	$551,290	$628,352
Customer advance	14,600	-
Profit participation payable	21,301	6,085
Accrued payroll and related expenses	736,886	647,606
Loan payable, stockholder	492,321	270,322
Profit participation advances	92,648	100,041

Total Current Liabilities	1,909,046	1,652,406

TOTAL LIABILITIES	1,909,046	1,652,406

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ( $0.001 par value, 100,000,000 shares
authorized; 11,457,750 and 11,261,534 shares issued and
outstanding as of December 31, 2006 and 2005, respectively)	11,458	11,458
Additional paid-in capital	998,645	998,645
Retained earnings (deficit)	(2,874,525)	(2,584,139)

Total Stockholders' Equity (Deficit)	(1,864,422)	(1,574,036)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,624	$78,370

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005

REVENUES	$208,855	$148,271

COST OF SALES	173,106	92,433

GROSS PROFIT	35,749	55,838

OPERATING EXPENSES
General and administrative	356,986	343,389
Research and development (Note 8)	0	0
Depreciation expense	17,331	17,331
	374,317	360,720

LOSS FROM OPERATIONS	(338,568)	(304,882)

OTHER EXPENSE
Profit participation expense	(2,346)	(1,884)
Other income	0	57,878
Forgiveness of debt	82,014
Interest expense	(31,486)	(24,786)
Total Other Income & (Expenses)	48,182	31,208

NET LOSS	$(290,386)	$(273,674)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,457,750	11,457,750

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Stockholders' Equity (Deficit)

			Common	Common	Additional	Retained
	Common	Common	Shares	Stock	Paid-in	Earnings
	Shares	Stock	Subscribed	Subscribed	Capital	(Deficit)	Total

Balance, December 31, 2002	11,042,418	$11,042	-	$-	$764,599	$(1,479,437)	(703,796)

Common stock issue on warrant
exercise for $0.10 per share	119,116	119			11,796		11,915

Common stock issued for $8.75 per share	100,000	100			66,900		67,000

Net loss for the year ended
December 31, 2003						(387,429)	(387,429)

Balance, December 31, 2003	11,261,534	11,261	-	-	843,295	(1,866,866)	(1,012,310)

Common stock issue don warrant
exercise for $0.10 per share	30,466	31			3,016		3,047

Common stock issued under Securities
Purchase Agreement	164,925	165	825	1	152,334		152,500

Net loss for the year ended
December 31, 2004						(443,599)	(443,599)

Balance, December 31, 2004	11,456,925	11,457	825	1	998,645	(2,310,465)	(1,300,362)

Common stock subscription	825	1	(825)	(1)			-

Net loss for the year ended
December 31, 2005						(273,674)	(273,674)

Balance, December 31, 2005	11,457,750	$11,458	-	$-	$998,645	$(2,584,139)	$(1,574,036)

Net loss for the year ended
December 31, 2006						(290,386)	(290,386)

Balance, December 31, 2006	11,457,750	$11,458	-	$-	$998,645	$(2,874,525)	$(1,864,422)

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(290,386)	$(273,674)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Depreciation expense	17,332	17,331
Amortization of profit participation advances	(7,393)	(1,782)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,985)	(8,264)
(Increase) decrease in prepaid expenses	3,980	564
(Increase) decrease in inventory	(1,075)	(7,695)
Increase (decrease) in accounts payable	(77,062)	(38,875)
Increase (decrease) in customer advance	14,600
Increase (decrease) in profit participation payable	15,216	3,665
Increase (decrease) in accrued payroll and payroll related liabilities	89,280	192,016

Net Cash Provided by (Used in) Operating Activities	(245,493)	(116,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Refund of deposits	350	-

Net Cash Provided by (Used in) Investing Activities	350	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	221,999	138,350
Common stock subscribed	-	750

Net Cash Provided by (Used in) Financing Activities	221,999	139,100

Net Increase (Decrease) in Cash	(23,144)	22,386

Cash at Beginning of Year	30,598	8,212

Cash at End of Year	$7,454	30,598

Supplemental Cash Flow Disclosures:
Cash paid during year for interest	$31,486	24,786
Cash paid during year for taxes	$-	-

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aviation Upgrade Technologies, Inc. ("AUT" or the "Company") was incorporated under the laws of the State of Nevada on January 8, 1999.

Since 2001, the Company is engaged in wholesale to retail outlets and retail sale via mail order of an electronic tire valve cap for automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires that we believe will lead to safer travel and better fuel efficiency. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aviation Upgrade Technologies, Inc. (“AUT”), an operating company and Automotive Upgrade Technologies, Inc., a Delaware non-operating wholly owned subsidiary company.

b. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The company has elected a December 31, year-end.

c. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d. Estimates and Adjustments

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

e. Basis of Presentation and Considerations Related to Continued Existence ( Going Concern)

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

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

f.  Accounts Receivable

The Company presents accounts receivable net of allowances for doubtful accounts.

g. Inventory

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

h. Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to operations and significant improvements are capitalized. The estimated useful life for the tooling and equipment costs is 3 years.

i. Production Design and Development Costs

All tooling, equipment and molds used for production are capitalized and amortized over a 3 years period.

j. Concentrations

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

k. Common Stock Issued for Services Rendered

AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. No common stock was issued for services during the years ended December 31, 2006.

l. Revenue Recognition and Deferred Revenue

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

m. Income Taxes

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

n. Warranties

The Company provides a one-year manufacturer's warranty covering product defects. Accruals for product warranties are estimated based upon current product performance trends and are recorded at the time revenue is recognized.

Warranty liability at beginning of year	$800
Warranty product cost during 2006	(0)
Additional warranty accrual during 2005	0
Warranty liability at end of year	$800

o. Derivative Instruments and Hedging Activities

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

p. Research and Development

Research and development costs related to the tire valve cap are charged to operations as incurred. The Company recognized research and developments costs of $0, $0, $71,501 and $8,082 for the years ended December 31, 2006, 2005, 2004 and 2003 , respectively.

q. Employment Agreement

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

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NEW ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value e-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests n securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156"). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No.158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

NOTE 3. LICENSING AGREEMENT

In April 2001, AUT acquired from Torbjörn B. Lundqvist, our Chief Executive Officer and one of our directors, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement, In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product, all shares of which were issued in 2001. The agreement was renewed on a month-to-month basis under the identical terms and conditions in 2006.

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

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

The Company has accrued $103,000 of profit sharing advances and this amount is being amortized based on the terms of these agreements, the terms of which are detailed below. Amortization expense was $ 7,393 and $ 1,782 for December 31, 2006 and 2005, respectively. The Company has accrued a liability of $ 21,301 and $6,085 as of December 31, 2006 and 2005, respectively, for amounts payable under these agreements. No amounts have been paid out under these agreements as of December 31, 2006 and 2005.

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

The following represents a summary of the warrants outstanding as of December 31, 2006 and 2005:

	2006		2005
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding, beginning of year	150,000	$2.00	150,000	$2.00

Granted	0	0	0	0
Exercised	0	0	0	0
Expired/forfeited	0	0	0	0

Outstanding, end of year	150,000	$2.00	150,000	$2.00

Weighted average fair value of warrants granted		$0		$0

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

The outstanding warrants at December 31, 2006 and 2005 are all held by stockholders.

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

	December 31,	December 31,
	2006	2005
Tooling	$50,500	$50,500
Equipment	1,494	1,494

	$51,994	$51,994
Less Accumulated Depreciation	(43,329)	(25,997)

Net Property and Equipment	$8,665	$25,997

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

	December 31,	December 31,
	2006	2005
Net income (loss) from operations	$(290,386)	$(273,674)

Basic income / (loss) per share	$(0.03)	$(0.02)

Weighed average number of shares outstanding	11,457,750	11,457,750

NOTE 8. OPERATING LEASE

The Company’s headquarters relocated from Las Vegas, NV during 2006 to Monarch Beach, CA and is currently on a month to month arrangement until a more suitable location is located and signing a lease will be in the best interest of the company.

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

At December 31, 2006 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

December 31, 2006
Beg. Retained Earnings	$(2,584,139)
Net Income (Loss) for Year ended 12/31/05	(290,386)
Ending Retained Earnings	$(2,874,525)

Gross income tax benefit	$948,593
Valuation allowance	(948,593)
Net income tax benefit	$-

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
AS OF DECEMBER 31, 2006

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

NOTE 11. RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred, and the amount owing is reflected in accounts payable with a total outstanding of $ 492,321 and $ 270,322 as of December 31, 2006 and 2005, respectively.

AVIATION UPGRADE TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

The Company has $ 142,894 in payroll and related expenses payable as of December 31, 2006, of which substantially all is owed to the Chief Executive Officer and majority stockholder. In addition, during the year ended December 31, 2006, AUT loan payable to stockholder increased by $ 221,999. A balance of $ 492,321 is payable as of December 31, 2006. The increase in loan payable, stockholder (Mr. Lundqvist's) was money given directly from Mr. Lundqvist privately held marketing company. Mr. Lundqvist's privately held marketing company passes through the interest on these advances to the Company which ranges from nine and one quarter percent (9.25%) to twenty-eight and ninety-nine one hundredths percent (28.99%). Interest paid on all advances to totaled $ 31,486 for the year ended December 31, 2006.

In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred $ 0, $0, $71,501, $8,082 and $33,136 during the years ended December 31, 2006, 2005, 2004 and 2003 , respectively, for research and development costs in connection with the development of the tire valve cap.

NOTE 12. MAJOR CUSTOMERS/SUPPLIERS

During the year ended December 31, 2006, the Company had sales of $208,855 divided among wholesale and retail customers. 17.5 % of the sales was retail mostly generated from media exposure and purchased directly from the company’s web site(12%) or by telephone orders(5.5%). The larges wholesale customers where PLIN Corporation16%, covering the Asian market, and the larger domestic wholesalers were, Pilot Automotive 13%, Brookstone 8%, Vehicle Light 7%, Griot’s Garage 6%.

During the year ended December 31, 2006 the Company purchased all (100%) of its cost of goods sold from one supplier in China. At December 31, 2006, the amount due to the supplier included in accounts payable was $ 56,470.

NOTE 13. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2006:

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

During the two most recent fiscal years and subsequent interim period prior to that dismissal, we did not consult with Armando C. Ibarra, CPA regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Effective February 28, 2007, we dismissed our independent auditor, Chang G. Park (“Park”), as Park had been engaged to review our financial statements only for the period ended September 30, 2006. Park had been our independent auditor from November 16, 2006 to February 28, 2007. Our financial statements for the fiscal year ended December 31, 2005 were audited by the auditing firm, Ibarra, our independent auditing firm prior to Park. Ibarra’s firm declined to stand for reappointment in November 2006, as previously reported.

On February 28, 2007, we engaged Stan J.H. Lee, CPA (“Lee”) to act as our independent chartered accountants.

Park provided no reports as to any fiscal year end, due to the short timeframe of its engagement, nor did Park give any adverse opinion, or disclaimer of opinion and had no reportable qualification or modification as to audit scope or accounting principles except as described herein. As of the date of that dismissal, during our two most recent fiscal years and the period from the end of the most recently completed fiscal year through February 28, 2007, the date of Park’s dismissal, there were no disagreements with Park on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Park would have caused it to make reference to such disagreements in its reports.

Our financial statements for the year ended December 31, 2006, were audited by Lee. Park was not involved in any way with the audit of the financial statements for the year ended December 31, 2006. We have authorized Lee to discuss any matter relating to us and our operations with Park.

The change in our auditors was recommended and approved by the board of directors since we do not have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Lee regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Item 8a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed by our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would be made known to him by others.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

Item 8b. Other Information

No information is required to be disclosed in reports on Form 8-K which was not previously reported, except that in March 2006, we moved our corporate offices to 24040 Camino Del Avion, # A303, Monarch Beach, CA 92629, Telephone number (949)499-6555.

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

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Torbjörn B. Lundqvist	54	Chairman, Chief Executive Officer / Chief Financial Officer
Dick G. Lindholm	57	Vice President, Director
William S. Rhodes	57	President, Director

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

Board of Director Meetings and Committees

The Board of Directors regularly maintains communication throughout the year regarding our operations and status. During the fiscal year ended December 31, 2006, there were no formal meetings of the board of directors. Due to the small size of our Board of Directors, the whole board acts as the Audit Committee. Due to our lack of resources, we have not determined whether we have an audit committee financial expert. We also do not have a separate nominating committee due to the small size of our board.

Code of Ethics

We have adopted a Code of Ethics for Financial Professionals which Code of Ethics will be provided to any person without charge, upon request to Aviation Upgrade Technologies, Inc., 24040 Camino Del Avion, # A303, Monarch Beach, CA 92629, Attention: Torbjörn Lundqvist, CEO.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2006, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Item 10. Executive Compensation

Summary Compensation Table - The following table sets forth the total compensation earned by our most highly compensated officers for the previous two years.

Name and Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Torbjörn B. Lundqvist, Chairman and CEO	2006	$140,000 (1)	0 (3)	0	0	0	0	$7,232 (2)	$147,232 (1)
	2005	$140,000 (1)	0	0	0	0	0	$6,794 (2)	$146,794 (1)
Dick G. Lindholm, Vice President	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0
William S. Rhodes, President	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0
_________________________
(1) Salary accrued but not paid
(2) Medical insurance premiums
(3) Incentive payments accrued but not paid for 2006 are $23,348

Option/SAR Grants in Last Fiscal Year. Inapplicable.

Director Compensation. Board members are currently serving without cash compensation. Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in our Bylaws. We have not secured “key man” or liability insurance coverage for our officers and directors.

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Torbjörn B. Lundqvist	0	0	0	0	0	0	0
Dick G. Lindholm	0	0	0	0	0	0	0
William S. Rhodes	0	0	0	0	0	0	0

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

The maximum incentive salary payable for any given year may not exceed 400% of the then applicable base salary. The salary payable to Mr. Lundqvist has been accrued since November 2002 and is reflected in accrued payroll on our Balance Sheet.

Long-Term Incentive Plans. We do not have any agreements or plans in which we provide any type of retirement, pension, or similar benefits for our directors or executive officers. We do not have any type of material bonus or profit sharing plans pursuant to which we have agreed to pay any cash or non-cash compensation to our directors or executive officers.

Equity Compensation Plan. There are no compensation plans under which our equity securities are authorized for issuance.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2006, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Torbjörn B. Lundqvist, CEO	0	0	0	0	0	0	0	0	0
Dick G. Lindholm, Vice President	0	0	0	0	0	0	0	0	0
William S. Rhodes, President	0	0	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2007 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Torbjörn B. Lundqvist, 24040 Camino Del Avion, #303 Monarch Beach, CA 92629	9,572,300 shares, chief executive officer, chief financial officer, chairman of board of directors	83.5%

Common Stock	Dick G. Lindholm 24040 Camino Del Avion, #303 Monarch Beach, CA 92629	235,000 shares, vice president, director	2.1%

Common Stock	William S. Rhodes* P.O. Box 10746 San Bernardino, California 92423	10,000 shares, president, director	0.1%

Common Stock	All directors and named executive officers as a group	9,817,300 shares	85.7%
_________________________
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

Equity Compensation Plan Information. There are no compensation plans under which our equity securities are authorized for issuance.

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

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Employment Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer
_________________________
(1) Previously filed on December 2, 1999, as exhibit to the Registration Statement on Form 10-SB.
(2) Previously filed in March 2002 as exhibit to the 2001 Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

Armando C. Ibarra CPA, 371 E Street, Chula Vista, CA 91910 was selected by our Board of Directors as our as independent accountants to audit our books, records and accounts for the fiscal year 2005. Stan J.H. Lee, CPA 794 Broadway, Chula Vista, CA 91910 was selected by our Board of Directors as our as independent accountants to audit our books, records and accounts for the fiscal year 2006.

Audit and Non-Audit Fees

For the years ended December 31, 2006 and 2005 aggregate fees for professional services rendered to the Company were as follows:

Services Provided	2006	2005

Audit Fees	$18,225	$25,327
Audit Related Fees	$0	$0
Tax Fees	$0	$828
All Other Fees	$0	$0

Total	$18,225*	$25,327
_________________________
*Of the 2006 totals: $15,725 by Armando C. Ibarra CPA and $2,500 by Chang G. Park CPA.

Audit Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended December 31, 2006 and 2005 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005 were for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed for the years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policies and Procedures

Due to the small size of our Board of Directors, the whole board acts as the Audit Committee.

The Board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Board of Directors pre-approves both the type of services to be provided by its independent auditing firm and the estimated fees related to these services.

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

Aviation Upgrade Technologies, Inc.

Date: March 29, 2007	By:	/s/ Torbjörn B. Lundqvist
Torbjörn B. Lundqvist
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Torbjörn B. Lundqvist	Chairman, Chief Executive Officer	March 29, 2007
Torbjörn B. Lundqvist	(principal executive officer)and Chief Financial Officer (principal financial officer) and Director

/s/ Dick G. Lindholm	Director	March 29, 2007
Dick G. Lindholm

/s/ William S. Rhodes	Director	March 29, 2007
William S. Rhodes