Form 10QSB
period 2007-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-05-21
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X   No _____.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_____ No       X  .

As of May 15, 2007 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes_____ No       X

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET
(Unaudited)

MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash	$4,686
Accounts receivable	6,953
Inventory	7,387
Prepaid expenses	1,447

Total current assets	20,472

PROPERTY AND EQUIPMENT
Tooling cost, net	4,208
Equipment cost, net	124

Total property and equipment	4,332

OTHER ASSETS	0

Total assets	$24,804

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$445,666
Credit Cards	4,939
Profit participation payable	11,440
Due to related party	7,984
Customer Advance	14,600
Sales tax payable	152
Accrued expanses	49,800
Accrued payroll and related expenses	772,393
Loan payable, stockholder	481,321
Profit participation advances, net	97,440

Total current liabilities	1,885,737

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized;
11,457,750 shares issued and outstanding at March 31, 2007	11,458
Additional paid-in capital	998,645
Accumulated deficit	(2,871,036)
Net Income	(6,798)
Net Income
Total stockholders’ deficit	(1,860,933)

Total liabilities and stockholders’ deficit	$24,804

See the accompanying notes to these condensed financial statements.

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006

REVENUES	$43,233	$40,776

COST OF SALES	14,430	31,456

GROSS PROFIT (LOSS)	28,803	9,320

OPERATING EXPENSES
General and administrative	53,203	81,190
Research and development	0	0
Depreciation expense	4,333	4,333
	57,536	85,522

LOSS FROM OPERATIONS	(28,733)	(76,202)

OTHER EXPENSES
Profit participation	(406)	(542)
Interest	(5,102)	(5,102)

	(6,959)	(5,644)

LOSS BEFORE PROVISION FOR TAXES	(35,692)	(81,846)

PROVISION FOR TAXES	0	0

NET LOSS	$(35,692)	$(81,846)

BASIC AND DILUTED LOSS PER SHARE	$(0.003)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,457,750	11,457,750

See the accompanying notes to these condensed financial statements.

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,692)	$(81,846)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,333	4,333
Amortization of profit participation advances	(5,560)	(513)
Changes in operating assets and liabilities
Accounts receivable, net	(11,296)	(21,309)
Inventory	(1,422)	(419)
Prepaid expenses	0	236
Credit Card	4,939	0
Accounts and profit participation payable	(105,624)	24,494
Due to related party	142	238
Accrued payroll and all other current liabilities	150,429	35,508

Net cash used in operating activities	249	(39,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repaid to) stockholder	(3,017)	42,000
Common stock subscribed	0	0
Proceeds from issuance of common stock	0	0

Net cash provided by financing activities	(3,017)	42,000

NET CHANGE IN CASH	(2,768)	2,723

CASH, beginning of period	7,454	30,598

CASH, end of period	$4,686	$33,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,102	$4,568
Cash paid during the period for taxes	$0	$0

See the accompanying notes to these condensed financial statements.

AVIATION UPGRADE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007 AND 2006

NOTE A - BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the “Company” or “AUT”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

NOTE B - WARRANTS

The following represents a summary of the warrants outstanding as of March 31, 2007 and 2006, respectively:

	March 31, 2007		March 31, 2006
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price

Outstanding, beginning of period	150,000	$2.00	150,000	$2.00

Granted	0	0	0	0
Expired/forfeited/exercised	0	0	0	0

Outstanding, end of period	150,000	$2.00	150,000	$2.00

Weighted average fair value of warrants granted		$0		$0

The outstanding warrants at March 31, 2007 and 2006 are all held by stockholders.

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

During the year ended December 31, 2006, no common stock was issued.

During the three months ended March 31, 2007, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Numerator for basic and diluted loss per share
Net loss	$(35,692)	$(81,846)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.003)	$(0.01)

NOTE E - RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer, Mr. Torbjörn B. Lundqvist (the “CEO”) has, from time to time, provided working capital through his privately-held marketing company (“the Marketing Company”). The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT and are included in due to related party and totals $7,984 at March 31, 2007. All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $481,321 as of March 31, 2007. The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to thirty percent (30%) per annum. Interest reimbursed on these advances totaled $6,517 for the three months ended March 31, 2006. All the payroll and related expenses recorded as of March 31, 2007 were owing to the CEO.

NOTE F- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue. The Company has had insufficient operating revenue or profit since inception.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our condensed financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

General. For the three months ended of March 31, 2007, we have generated $43,233 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. Because the cost of insurance for marketing this item for airplane use is prohibitive given our current sales volume, we limit the production and marketing of the product to the automotive application only. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

We are currently developing a new product called the Air Alert Valve Stem. We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today’s tubeless tires. We have shown a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers. This product will be primarily marketed to tire and automobile dealers but its release is dependent on successful testing and adequate financing to produce sufficient quantities of the finished product.

Liquidity and Capital Resources. The cash on hand as March 31, 2007 was $4,686, as compared to $33,320 as of March 31, 2006. Total current liabilities were $1,885,737 as of March 31, 2006, an $131,600 increase over the prior year balance of $1,754,137, represented primarily by accrued payroll, advances, and operating expenses. We had negative working capital of $1,890,233 as of March 31, 2007, and we had an accumulated deficit of $2,864,238 as compared to an accumulated deficit of $2,722,268 at March 31, 2006. We issued no common stock during the three months ended March 31, 2007. Due to the lack of cash to meet ongoing general operating expenses, payroll and related expenses, total current liabilities increased $131,600 from $1,754,137 at March 31, 2006 to $1,885,737 at March 31, 2007. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations-Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006 - During the three months ended March 31, 2007, we generated $43,233 in revenues from the sale of our product compared to $40,776 for the three months ended March 31, 2006 due to an increase in marketing efforts. Total operating expenses for the three months ended March 31, 2007 were $57,535, compared to total operating expenses for the three months ended March 31, 2006 of $85,522. The decrease resulted primarily from lower professional fees and closure of the Las Vegas office. In the three months ended March 31, 2007, our net loss was $36,097 compared to a loss of $81,846 for the prior year period.

Plan of Operation For Next 12 Months. With regard to the tire valve cap, we believe that our primary target market will consist of major vehicle fleets with a secondary focus on retailers and tire stores and manufacturers. A new stainless steel version of the valve cap is expected to be released in the 3rd quarter 2007 and that will have a version specifically designed for heavy duty trucks. With regard to the valve stem we believe our primary target is tire and automobile dealers as well as auto and tire manufacturers. We believe that the potential market for both the tire valve cap and the valve stem are large. The requirement for a warning system to detect low tire pressure is now implemented in all new 2008 passenger vehicles and light trucks. This will eventually reduce our market for this market segment. Therefore we are making major efforts to penetrate the heavy duty truck market where no legal requirements are established but the awareness of the disadvantages of low tire pressure are well known.

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

An evaluation was performed by the Company’s Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

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

AVIATION UPGRADE TECHNOLOGIES, INC.

Date: May 21, 2007	By:	/s/ Torbjörn B. Lundqvist
Torbjörn B. Lundqvist
Chief Executive Officer