Form 10QSB
period 2007-06-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-08-16
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _____to_____.

Commission File Number 0-27689

Aviation Upgrade Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0881303 (IRS Employer Identification No.)

1001 Christy Way, Fallbrook, CA 92028  USA
(Address of principal executive offices)

(949) 499-6665
(Issuer's telephone number)

24040 Camino Del Avion, #A303, Monarch Beach, CA 92629  USA
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of August 15, 2007 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes☐ No☒

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

AVIATION UPGRADE TECHNOLOGIES INC.
Financial Position

ASSETS
	As of	As of
	June 30,	June 30,
	2007	2006

CURRENT ASSETS
Cash	$7,115	$353
Accounts receivable, net of allowance for doubtful accounts	16,187	19,075
Inventory	15,600	5,536
Prepaid expenses	3,996	6,553

Total Current Assets	42,898	31,517

NET PROPERTY & EQUIPMENT, Net	17,000	17,331

OTHER ASSETS
Deposits	-

Total Other Assets	-	-

TOTAL ASSETS	$59,898	$48,848

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade and operations	$556,779	$633,743
Advance from a customer	67,581	7,829
Profit participation payable	12,255
Accrued payroll and other expenses	810,851	668,821
Due to related party	6,326	6,326
Loan payable, stockholder	422,473	363,748
Profit participation advances, net of amortization	97,044	99,195

Total Current Liabilities	1,973,309	1,779,662

TOTAL LIABILITIES	1,973,309	1,779,662

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ( $0.001 par value, 100,000,000 shares
authorized; 11,457,750 shares issued and
outstanding as of June 30, 2007 and 2006, respectively)	11,458	11,458
Additional paid-in capital	998,645	998,645
Retained earnings (deficit)	(2,923,514)	(2,740,917)

Total Stockholders' Equity (Deficit)	(1,913,411)	(1,730,814)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,898	$48,848

See the accompanying notes to these condensed financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUES
Sales	$55,007	19,192	98,240	59,968
Total Revenues	55,007	19,192	98,240	59,968

COST OF REVENUES	28,645	20,209	43,075	51,665

GROSS PROFIT	26,362	(1,017)	55,165	8,303

OPERATING COSTS
Operating expenses	87,123	63,518	140,326	144,708
Depreciation expense	4,333	4,333	8,665	8,666

Total Operating Costs	91,456	67,851	148,991	153,374

OPERATING INCOME (LOSS)	(65,094)	(68,868)	(93,826)	(145,071)

OTHER INCOME & (EXPENSES)

Profit participation expense	(418)	(354)	(825)	(896)
Other income
Forgiveness of debt
Interest expense	(7,365)	(5,706)	(14,324)	(10,808)

Total Other Income & (Expenses)	(7,783)	(6,060)	(15,149)	(11,704)

NET INCOME (LOSS)	$(72,877)	(74,928)	(108,975)	(156,775)

BASIC EARNINGS (LOSS) PER SHARE	$(0.006)	(0.007)	(0.010)	(0.014)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,457,750	11,457,750	11,457,750	11,457,750

See the accompanying notes to these condensed financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(108,975)	$(156,775)
Adjustments to reconcile net loss to net cash provided (used in)
by operating activities:
Depreciation expense	8,665	8,666
Amortization of profit participation advances	(825)	(847)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,875	(10,812)
(Increase) decrease in prepaid expenses and other assets	(2,549)	(775)
(Increase) decrease in inventory	(6,791)	2,198
Increase (decrease) in accounts payable and profit participation payable	42,761	(35,665)
Increase (decrease) in due to related party	-	(676)
Increase (decrease) in customer advance	52,981
Increase (decrease) in accrued payroll and payroll related liabilities	71,015	71,015

Net Cash Provided by (Used in) Operating Activities	63,157	(123,671)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances from (repaid to) stockholder	(46,497)	93,426
Purchase of property and equipment	(16,999)	-
Refund of deposits	-	-

Net Cash Provided by (Used in) Investing Activities	(63,496)	93,426

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from stockholder	-	-

Common stock subscribed	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	(339)	(30,245)

Cash at Beginning of Year	7,454	30,598

Cash at End of Year	$7,115	$353

Supplemental Cash Flow Disclosures:

Cash paid during year for interest	$14,324	$10,807

Cash paid during year for taxes	$-	$-

See the accompanying notes to these condensed financial statements.

AVIATION UPGRADE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2007 AND 2006

NOTE A -- BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the “Company” or “AUT”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

NOTE B - WARRANTS

The following represents a summary of the warrants outstanding as of June 30, 2007 and 2006, respectively:

	June 30, 2007		June 30, 2006
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price

Outstanding, beginning of period	150,000	$2.00	150,000	$2.00

Granted	0	0	0	0
Expired/forfeited/exercised	0	0	0	0

Outstanding, end of period	150,000	$2.00	150,000	$2.00

Weighted average fair value of warrants granted		$0		$0

The outstanding warrants at June 30, 2007 and 2006 are all held by stockholders.

NOTE C – STOCKHOLDERS’ DEFICIT

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

During the three months ended June 30, 2007, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	June 30,	June 30,
	2007	2006

Numerator for basic and diluted loss per share
Net loss	$(72,877)	$(74,928)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.006)	$(0.007)

NOTE E – RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations.  Therefore, its founder and Chief Executive Officer, Mr. Torbjörn B. Lundqvist (the “CEO”) has, from time to time, provided working capital through his privately-held marketing company (“the Marketing Company”).  The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT totals $10,190 and are included in accounts payable at June 30, 2007.  All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $422,473 as of June 30, 2007.  The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to thirty percent (30%) per annum.  Interest reimbursed on these advances totaled $7,365 for the three months ended June 30, 2006.  All the payroll and related expenses recorded as of June 30, 2007 were owing to the CEO.

NOTE F– GOING CONCERN

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

General. For the three months ended of June 30, 2007, we have generated $55,007 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist, our chief executive officer and one of our directors, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level.  Because the cost of insurance for marketing this item for airplane use is prohibitive given our current sales volume, we limit our production and marketing the product for automobiles. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles.  Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure.  If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure.  The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap.  It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement.  In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product

We are currently developing a new product called the Air Alert Valve Stem.  We are using the same technology and a lot of the same parts as in the Air Alert Valve Cap but the components are baked into a valve stem designed for today’s tubeless tires.  We have shown a mock up of the product at a trade show in Las Vegas, and we had a positive response primarily from tire and automobile dealers.  This product will be primarily marketed to tire and automobile dealers but its release is dependent on successful testing and adequate financing to produce sufficient quantities of the finished product.

Liquidity and Capital Resources.  The cash on hand as June 30, 2007 was $7,115, as compared to $353 as of June 30, 2006.  Total current liabilities were $1,973,309 as of June 30, 2006, an $193,647 increase over the prior year balance of $1,779,662, represented primarily by accrued payroll, advances, and operating expenses.  We had negative working capital of $1,930,411 as of June 30, 2007, and we had an accumulated deficit of $2,923,514 as compared to an accumulated deficit of $2,740,917 at June 30, 2006.  We issued no common stock during the three months ended June 30, 2007.  Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur.  If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations-Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006 - During the six months ended June 30, 2007, we generated $98,240 in revenues from the sale of our product , as compared to $59,968 for the six months ended June 30, 2006. The revenue increase is mainly due to some overseas sales and increased sales to truck fleets of units with a 8-psi warning threshold.  Total operating expenses for the six months ended June 30, 2007 were $140,326, as compared to total operating expenses for the six months ended June 30, 2006 of $144,708.  The decrease in expenses resulted primarily from eliminating temporary office staff. We also had $4,475 in advertising and promotions expenses for the six months ended June 30, 2007, as compared to $0 for the same period in the prior year.  In addition, our product liability insurance expense had decreased from  $12,647 to $3,045  for the six months ended June 30, 2006 and 2007 respectively.  This decrease in insurance costs was due to the type of policy purchased.  Instead of an insurance policy solely covering  product liability that we carried in 2006, we now carry a general business insurance policy which includes product liability  and other types of coverage. Our patent expenses had increased from $2,895 during the six months period ended June 30,  2006 to $5,931 for the six months ended June 30, 2007. This is due to the fact that some of our patents were issued  during period and patent issuance fees were paid then. Therefore, for the six months ended June 30, 2007, our net loss was $108,975, as compared to a net loss of $156,775 for the six months ended June 30, 2006.

Results of Operations-Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006 - During the three months ended June 30, 2007, we generated $55,007 in revenues from the sale of our product compared to $19,192 for the three months ended June 30, 2006, due to an increase in marketing efforts.  Total operating expenses for the three months ended June 30, 2007 were $91,456, compared to total operating expenses for the three months ended June 30, 2006 of $67,851.  The increase resulted primarily from higher auditing, legal and professional fees due to addressing an SEC comment letter. Other changes were due to an increase patent fees since some of our patents were issued, and we needed to pay fees for those patents..  In the three months ended June 30, 2007, our net loss was $72,877 compared to a loss of $74,928 for the prior year period.

Plan of Operation For Next 12 Months. With regard to the tire valve cap, we believe that our primary target market will consist of major vehicle fleets with a secondary focus on retailers and tire stores and manufacturers.  Another target market we are actively pursuing is the overseas market, where we believe have gotten a lot of interest and inquiries into our product.  We believe that the benefit of pursing the overseas market as compared to the domestic market, is that overseas customers usually pay by letters of credit. By getting paid by letters of credit, we have the advantage of not experiencing any negative cash flow issues at any stage of the transaction, i.e., waiting for payments to be received.  A new stainless steel version of the valve cap is expected to be released in the 3rd quarter 2007 and that will have a version specifically designed for heavy duty trucks. With regard to the valve stem, we believe our primary target market are tire and automobile dealers, as well as auto and tire manufacturers, especially in Europe since Europe does not require new cars to be equipped with integrated tire pressure monitoring systems.  We believe that the potential market for both the tire valve cap and the valve stem are large.  The requirement for a warning system to detect low tire pressure is now implemented in all new 2008 passenger vehicles and light trucks in the United States.  We believe this could eventually have the effect of reducing the domestic market segment for this product. Therefore we are making major efforts to penetrate the heavy duty truck market, where we believe there are no particular legal requirements for tire pressure monitoring systems, but where there is a high awareness of the disadvantages of low tire pressure.

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

Our plan of operation is wholly dependent on our ability to generate revenues from the sale of our tire pressure monitoring products. Since 2003, we have had a contract with Union Power Information Ind. Co., LTD in the City of Shenzhen in China, which has the capability of producing up to several million Air Alert Valve Caps each month.  Union Power is currently capable of producing about 1,500 Valve Caps for us each day; Union Power indicates that they can easily increase this number to meet our requirements.  In the event that we were required to find another manufacturer for our product, due to the number of the such manufactures in China and Taiwan, we believe that locating and engaging an alternate manufacturing source for our product would be possible without any significant disruption to our retailers.

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

Item 3.    Controls and Procedures

An evaluation was performed by the Company’s Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to him by others.

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

None

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.    Other Information.

Not Applicable.

Item 6.    Exhibits

Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION UPGRADE TECHNOLOGIES, INC.

Date: August 16, 2007	By:	/s/ Torbjörn B. Lundqvist
Torbjörn B. Lundqvist
Chief Executive Officer