Form 10KSB/A
period 2006-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-09-17
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-KSB
AMENDMENT NO. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:For the transition period from___to___.

Commission File Number 0-28347

AVIATION UPGRADE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0881303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Omicron Drive, Suite 104, San Antonio, TX 78245
(Address of principal executive offices)

(310) 265-8918
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

The issuer’s revenue for the fiscal year ended December 31, 2006 was $179,655.

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

Item 1. Description of Business

Business Development. We were incorporated in Nevada on January 8, 1999. The Air Alert Valve Cap earned $179,655 in revenues for the year ended December 31, 2006. There has not been any bankruptcy filing, receivership or any similar proceeding since our inception. There has been no reclassification, merger or consolidation since our inception. There has been no purchase or sale of a significant amount of assets that was not in the ordinary course of our business.

In April 2001, we signed a licensing agreement with Torbjörn Lundqvist, our  founder , chief executive officer (“CEO”), one of our directors and our majority shareholder, for the worldwide marketing rights for an electronic tire valve cap that may be used on airplanes but was designed primarily for automobiles. Although the licensing agreement includes both airplanes and automobiles, we have elected at this time not to pursue the aircraft market.  Although we believe the aviation market has a lot of potential, our product liability insurance would increase significantly to include aircraft parts.  Therefore, for the foreseeable future, we have elected to keep our focus on the automobile industry. The product provides early warning of low pressure in tires, which we believe will lead to safer travel in these vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. The licensing agreement calls for the reimbursement of research and development costs incurred by Mr. Lundqvist and the payment of ongoing costs during the term of the agreement.

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

Patents. We do not presently own any patents, trademarks, concessions or royalties. Mr. Lundqvist has obtained a US patent (US Patent No. 6,629,454 B2) for the Air Alert Valve Cap and filings for patent protection have been made in 29 other countries. Patent protection for the Air Alert Valve Stem has also been filed in 29 countries.

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

Employees. We have one full time employee and two part time directors/officers. Mr. Lundqvist currently works for us on a full time basis. Mr. Lindholm currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. Mr. Rhodes currently devotes approximately two hours per week, but anticipates that he will devote significantly more hours if the valve cap starts producing significant revenues. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2. Description of Property

Our corporate headquarters were located in Las Vegas, Nevada until the end of March 2006. Now our corporate headquarters are located in Monarch Beach, California. We share the office space with Minitec Marketing Inc, a corporation owned by our founder  CEO, one of our directors and our majority shareholder, Torbjorn Lundqvist. For the year ended December 31, 2006, Minitec has not charged any rent. This arrangement is on a month to month term. We do not anticipate any difficulty in extending these arrangements.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N. E. Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-551-8090. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

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

Critical Accounting Policy and Estimates.Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are based on actual invoices received  for the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Policies. We recognize revenues and the related costs associated with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.  We accrue for warranty costs, sales returns, bad debts, and other allowances based on our historical experience.

Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB, 16 all adjustments are normal and recurring. See note 2j regarding our revenue recognition policy.

Going Concern.  We are attempting to obtain revenues from additional product sales, but there is no commitment by any person for future purchase of our electronic tire valve cap.  We need significant working capital in order to produce sufficient products for sale. In the absence of significant sales and profits, we will likely seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, there is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

The audit report reflects the auditors’ conclusion that substantial doubt about our ability to continue as a going concern for a reasonable period of time remains. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any commitments of financing from our existing shareholders. Moreover, our directors, other than Mr. Lundqvist, have not agreed to provide us with loans or advances. At this time, we have no significant sources of funding.  We believe that Mr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, will continue to lend us funds as long as he retains those positions and a significant percentage of our common stock.  We also do not have letters or lines of credit available from third parties. We do not have a volume of sales to produce sufficient revenues to sustain our operations. Moreover, we do not have any identifiable sources cash for our operations other than minimal revenues. If we are unable to raise additional funds from the sale of our equity securities to fund our ongoing operations, then Mr. Lundqvist  may seek other alternatives including, but not necessarily limited to, pursuing a business partner, an acquisition that would bring in immediate revenues or causing the company to be "go private". If we are unable to generate sufficient revenues to continue operating and do not receive further loans or advances from Mr. Lundqvist, we could be forced to cease operations.

General.  For the year ended December 31, 2006, we have generated $179,655 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist, our founder, CEO, one of our directors and majority shareholder, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles. Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure. If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure. Although the licensing agreement includes both airplanes and automobiles, we have elected at this time not to pursue the aircraft market.  Although we believe the aviation market has a potential for additional sales, our product liability insurance would increase significantly if we were to include the sale of aircraft parts.  Therefore, for the foreseeable future, we have elected to keep our focus on the automobile industry. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by Mr. Lundqvist and the payment of ongoing development costs during the term of the agreement. In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product. This agreement expired in April 2006 and we are currently operating on a month to month basis until a new contract is finalized. The new contract is being renegotiated under similar terms.

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

Liquidity and Capital Resources.The cash on hand as of December 31, 2006 was $7,454, as compared to $30,598 as of December 31, 2005. We believe the difference is not significant, since our bank account balance varies on a daily basis depending on what payables are paid and normal and customary fluctuations in our receivables. We continue to operate without any source of funds beyond our revenues, and advances from Mr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, to pay our liabilities, which are increasing steadily as our vendors and others continue to support us. We also had $23,062 represented by accounts receivable, net of allowance for doubtful accounts, $8,809 represented by inventory, and $1,447 represented by prepaid expenses. Therefore, our total current assets were $40,772 for the year ended December 31, 2006. We had net property and equipment of $8,665, making our total assets $49,437 for the year ended December 31, 2006. This is in comparison to the year ended December 31, 2005, where we had cash of $30,598, accounts receivable, net of allowance for doubtful accounts of $8,264, inventory of $7,734 and prepaid expenses of $5,427, for total current assets of $52,023. We also had $25,997 represented by net property and equipment, and other assets of $350 represented by deposits. Therefore, for the year ended December 31, 2005, our total assets were $78,370. The difference between our year ended December 31, 2006 and the year ended December 31, 2005 is primarily due to the depreciation of the tooling and a decrease of cash as of those particular dates.

Total current liabilities were $1,853,870 as of December 31, 2006, a net increase of $201,464 over the total current liabilities of $1,652,406 for the year ended December 31, 2005.  For the year ended December 31, 2006, our current liabilities were represented primarily by accrued payroll and expenses of $793,836. We also had $521,990 represented by accounts payable for trade and operations, $14,600 represented by customer advance, $10,650 representing profit participation payable, $468,970 represented by a loan payable to a stockholder, and $97,824 which was represented by profit participation advances. As compared to the prior year, $198,651 of the increase is represented by short term loans to us from a shareholder.  All shareholder loans are from Mr. Lundqvist and/or his privately held marketing company.  Mr. Lundqvist is our founder, CEO, one of our directors and our and majority shareholder. There are no set repayment plans to Mr. Lundqvist and the interest charged to us on these loans is exactly the same interest rate that Mr. Lundqvist and/or his privately held marketing company pay on the funds loaned to us; these amounts represent the amounts in personal loans and lines of credit that Mr. Lundqvist has, in his own name, personally borrowed on our behalf, and/or amounts that his privately held marketing company has borrowed to finance our operations.

This is in comparison to the year ended December 31, 2005, our total current liabilities were represented primarily by accrued payroll and advances of $648,790. The increase for the current year is due to the fact that Mr. Lundqvist has not taken any salary for the year ended December 31, 2006; therefore, we have accrued his salary and related expenses. For the year ended December 31, 2005, we also had $628,352 represented by accounts payable for trade and operations, $6,085 representing profit participation payable, $270,322 represented by a loan payable to a stockholder, and $100,041 which was represented by profit participation advances. The decrease of $106,362  in accounts payable was mainly due to a negotiated debt forgiveness transaction and paying down the payables to our products supplier, Union Power Information Ind. Ltd in China. The increase in the profit participation payable is due to the fact that no payments have been made even though there have been product sales. The profit participation obligation is the result of four different contracts we have entered into, all having the same payment terms:  the participant is owed a preset royalty payment for each 4-pack of valve caps we sell.   Each of these contracts provides that we have no financial obligation to the participants unless there are sales.  We have a total of $103,000 in profit participation contracts. We had negative working capital of $1,813,098 of December 31, 2006, and we had an accumulated deficit of $2,814,536 as compared to an accumulated deficit of $2,584,139 at December 31, 2005.

During the year ended December 31, 2006, we issued no shares of common stock. Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur. Our accountants have indicated that we have significant working capital needs in order to produce sufficient products for sale. Since we do not have enough sales volume yet to create a positive cash flow, we will likely need to raise additional funds to meet our working capital needs. However, there is no assurance that we will be able to obtain sufficient additional funds when needed.   We have no firm financing commitments from any source and no additional lines of credit available. If we are unable to satisfy our cash requirements through either product sales or additional  capital-raising efforts, we may have to cease operations, which could result in a loss to our investors.

Profit Participation Advances.In the past, we have entered into six profit participation agreements in order to raise capital for operations. In exchange for the investment, we share profits on the product by giving the other party an agreed upon price for every package sold up to a specified amount as defined in the agreement. The total estimated liability under these agreements is $636,000.

Per the terms of each of these six agreements, we have no obligation to reimburse any portion of the advances or make any type of payment, unless we have product sales. Should we not achieve the necessary sales volume to pay back the original amounts advanced in their entirety, no further payment is due. We incur a liability under these agreements as we sell product on a per unit basis; it is not related to our profitability. There are no penalty clauses in these agreements. Amounts due under these agreements, if any, are payable monthly.

We have accrued $103,000 of profit sharing advances and this amount is being amortized based on the terms of these agreements, the terms of which are detailed below. Amortization expense was $2,219 and $1,782 for December 31, 2006 and 2005, respectively. We have accrued a liability of $10,650 and $6,085 as of December 31, 2006 and 2005, respectively, for amounts payable under these agreements. No amounts have been paid out under these agreements as of December 31, 2006 and 2005.

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

Results of Operations. During the year ended December 31, 2006, we generated $179,655 in revenues as compared to $148,271 for the prior year. The increase was mainly from establishing a new distribution point in Asia. We had cost of sales of $143,806 for the year ended December 31, 2006, as compared to $92,433 for the year ended December 31, 2005, resulting in gross profit of $35,849 for the year ended December 31, 2006 as compared to $55,838 for the prior year. The decrease in the gross profit is a result of more of the sales being made through wholesale channels and the lesser margins associated with using wholesale channels. Total operating expenses for the year ended December 31, 2006 were $314,427 compared to total operating expenses for the prior year period of $360,720. Our operating expenses consisted primarily of general and administrative expenses of $297,096 for the year ended December 31, 2006 as compared to $343,389 for the prior year. Our deprecation expense was $17,331 for both years. The decrease of $46,320 in our operating expenses resulted primarily from a decrease in consulting fees of $49,450 . We had a loss from operations of $278,578 for the year ended December 31, 2006 as compared to $304,882 for the prior year. After accounting for other expenses, then, for the year ended December 31, 2006, our net loss was $230,396, compared to a loss of $273,674 for the prior period. Our interest expense rose to $31,487 by the year ended December 31, 2006 due to the increased loan amounts as compared to $24,786 for the prior year. We depreciate our equipment using a 3-year schedule, since that schedule most closely reflects the life span of the tooling we have. This is the only depreciation schedule we currently use. In fiscal 2005, the item we termed “other income” has been renamed “forgiveness of debt” for the year ended 2006, to better describe the source of that negotiated settlement we recognized as income (Refer to Note 15 of the attached financial statements).

Statement of Cash Flows.During the year ended December 31, 2006, we used net cash of $222,142 in operating activities, as compared to $116,714 for the prior year. The increase was mainly from an increase in loans from Mr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, which directly contributed in the increase in accounts payable, which increased from $38,875 for the year ended December 31, 2005 as compared to $106,362 for the year ended December 31, 2006.  We also had an increase in accounts receivable to $14,798 for the year ended December 31, 2006, as compared to $8,246 for the year ended December 31, 2005.  Our increase in accrued payroll and other liabilities was $92,230 for the year ended December 31, 2006 as compared to $192,016 for the prior year.
We had a refund of a security deposit of $350 during the year ended December 31, 2006  resulting in the same amount in net cash; we had  no such line item in the prior year.

For the year ended December 31, 2006 we had $198,648 in advances from a stockholder, i.e., Mr. Lundqvist, as described herein, which constituted our net cash provided by financing activities.  This is compared to $138,350 for the prior year, which with a common stock subscription for $750 resulted in $139,100 net cash provided by financing activities. The increase is due to continuing requirements for operating funds, since our production does not allow us to generate sufficient revenues.  With the net decrease in cash of $23,144 for the year ended December 31, 2006, we had cash of $7,454 at the end of the year, as compared to a net cash increase of $22,386, for cash at year end of $30,598.  The decrease in cash is due directly to our inability to generate sufficient revenues to operate profitably.

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
794 BroadwaysChula VistasCAs91910
619-623-7799sFax 619-564-3408sE-mail stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets (restated) of Aviation Upgrade Technologies Inc. as of December 31, 2006 and the related statements of operations (restated) , changes in stockholders’ equity (restated) and cash flows (restated) for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aviation Upgrade Technologies as of December 31, 2005, were audited by other auditors whose report dated January 17, 2006, expressed an unqualified opinion on those statements.  Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the financial statements( restated) referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
August 31, 2007

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

/s/ ARMANDO C. IBARRA, C.P.A. – APC
ARMANDO C. IBARRA, C.P.A. – APC

January 17, 2006

371 “E” Street, Chula Vista, CA 91910
Tel: (619) 422-1348                                                                         Fax: (619) 422-1465

F-1A

AVIATION UPGRADE TECHNOLOGIES INC.
Balance Sheets

ASSETS
	As of	As of	As of
	December 31,	December 31,	December 31,
	2006	2006	2005
	(as previously reported)	(Restated)
CURRENT ASSETS
Cash	$7,454	$7,454	30,598
Accounts receivable, net of allowance for doubtful accounts	18,249	23,062	8,264
Inventory	8,809	8,809	7,734
Prepaid expenses	1,447	1,447	5,427

Total Current Assets	35,959	40,772	52,023

NET PROPERTY & EQUIPMENT	8,665	8,665	25,997

OTHER ASSETS
Deposits	-	-	350

Total Other Assets	-	-	350

TOTAL ASSETS	$44,624	$49,437	78,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade and operations	$551,290	$526,292	628,352
Advance from a customer	14,600	14,600	-
Profit participation payable	21,301	10,650	6,085
Accrued payroll and related expenses	736,886	739,836	647,606
Loan payable, stockholder	492,321	468,970	270,322
Profit participation advances, net of amortization	92,648	97,824	100,041

Total Current Liabilities	1,909,046	1,858,172	1,652,406

TOTAL LIABILITIES	1,909,046	1,858,172	1,652,406

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ( $0.001 par value, 100,000,000 shares
authorized; 11,457,750 and 11,261,534 shares issued and
outstanding as of December 31, 2006 and 2005, respectively)	11,458	11,458	11,458
Additional paid-in capital	998,645	998,645	998,645
Retained earnings (deficit)	(2,874,525)	(2,818,838)	(2,584,139)

Total Stockholders' Equity (Deficit)	(1,864,422)	(1,808,735)	(1,574,036)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,624	$49,437	78,370

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2,006	2,006	2005
	( as previously reported)	( Restated)
REVENUES
Sales	$208,855	$179,655	$148,271

Total Revenues	208,855	179,655	148,271

COST OF REVENUES	173,106	143,806	92,433

GROSS PROFIT	35,749	35,849	55,838

OPERATING COSTS
Operating expenses	356,986	301,398	343,389
Depreciation expense	17,331	17,331	17,331

Total Operating Costs	374,317	318,729	360,720

OPERATING INCOME (LOSS)	(338,568)	(282,880)	(304,882)

OTHER INCOME & (EXPENSES)

Profit participation expense	(2,346)	(2,346)	(1,884)
Other income - Forgiveness of debt	82,014	82,014	57,878
Interest expense	(31,486)	(31,487)	(24,786)

Total Other Income & (Expenses)	48,182	48,181	31,208

NET INCOME (LOSS)	$(290,386)	$(234,699)	$(273,674)

BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,457,750	11,457,750	11,457,750

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Stockholders' Equity (Deficit)

	Common	Common	Common	Common	Additional	Retained	Total
	Shares	Stock	Shares	Stock	Paid-in	Earnings
			Subscribed	Subscribed	Capital	(Deficit)

Balance, January 1, 2005	11,456,925	11,457	825	1	998,645	(2,310,465)	(1,300,362)

Common stock subscription	825	1	(825)	(1)	-	-	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(273,674)	(273,674)

Balance, December 31, 2005	11,457,750	$11,458	-	$-	$998,645	$(2,584,139)	$(1,574,036)

Net loss for the year ended
December 31, 2006
(Restated)	-	-	-	-	-	(234,699)	(234,699)

Balance, December 31, 2006
(Restated)	11,457,750	$11,458	-	$-	$998,645	$(2,818,838)	$(1,808,735)

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2006	2005
	( as previously reported)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(290,386)	$(234,699)	$(273,674)
Adjustments to reconcile net loss to net cash provided (used in)
by operating activities:
Depreciation expense	17,332	17,332	17,331
Amortization of profit participation advances	(7,393)	(2,217)	(1,782)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,985)	(14,798)	(8,264)
(Increase) decrease in prepaid expenses	3,980	3,980	564
(Increase) decrease in inventory	(1,075)	(1,075)	(7,695)
Increase (decrease) in accounts payable	(77,062)	(102,060)	(38,875)
Increase (decrease) in customer advance	14,600	14,600	-
Increase (decrease) in profit participation payable	15,216	4,565	3,665
Increase (decrease) in accrued payroll and payroll related liabilities	89,280	92,230	192,016

Net Cash Provided by (Used in) Operating Activities	(245,493)	(222,142)	(116,714)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	-
Refund of deposits	350	350	-

Net Cash Provided by (Used in) Investing Activities	350	350	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from stockholder	221,999	198,648	138,350
Common stock subscribed	-	-	750

Net Cash Provided by (Used in) Financing Activities	221,999	198,648	139,100

Net Increase (Decrease) in Cash	(23,144)	(23,144)	22,386

Cash at Beginning of Year	30,598	30,598	8,212

Cash at End of Year	$7,454	$7,454	30,598

Supplemental Cash Flow Disclosures:

Cash paid during year for interest	$31,486	$31,487	24,786

Cash paid during year for taxes	$-	$-	-

See the accompanying notes to these financial statements.

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 1. 2006 RESTATEMENT

On August 6, 2007, we amended Aviation Upgrade Technologies Inc.’s Annual Report in Form 10-K for the year ended December 31, 2006, to amend and restate financial statements for the year 2006 with respect to the correction of errors in previously-issued financial statements.

The first errors were restoring of  receivable from a customer which was previously written-off as advertising allowance in the amount of $4,813 as result of ultra-conservative application of write-off policy but later determined to be reasonably collectible as of the report issue date.

The second errors were recording of a duplicated sales invoice in the previously reported financial statement which was discovered by the Company in the course of a regular review of accounting report in the amount of $29,200 causing overstatement of sales. The same error was made in recording of cost of sales by the related amount rendering no effect to the gross profit.

The third errors were attributable to a change in accounting estimate as result of recalculated license fee based on gross profit rather than on sales giving rise to difference of $19,046 and later-management decision of not recognizing 12% license fee ($4,302) to make the accounting treatment consistent with the prior years, on the basis of immateriality and restatement of year 2005 rendering impractical or unjustifiably expensive.

The fourth errors were accounting error in calculation and estimation of expense accrual affecting both expense items in the statement of operations and corresponding accounts payable and accrued payroll and related expenses accounts. They consist of decrease in accounts payable – trade and operations in the amount of $29,300 for legal and professional expense, decrease of $10,651 in profit participation payable and profit participation expense, increase of $2,950 in accrued payroll and payroll expense and increase of $5,176 in profit participation advances and corresponding amortization expense.

Effects of the restatement by line item follows;

Statements of Financial Position, Balance sheet
Statements of Operations
Statement of Stockholders’ Equity (Deficit)
Statements of Cash Flows

AVIATION UPGRADE TECHNOLOGIES INC.
Statement of Financial Position  ( Supplement to Footnote 1)

	ASSETS
		As of December 31,	As of December 31,	Change in
		2006	2006	Dollar
		( As previously reported)	(Restated)	Increase(Decrease)
Line item
	CURRENT ASSETS

1	Accounts receivable, net of allowance for doubtful accounts	$18,249	$23,062	$4,813

2	Total Current Assets	35,959	40,772	4,813

3	TOTAL ASSETS	$44,624	$49,437	$4,813

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	CURRENT LIABILITIES
4	Accounts payable - trade and operations	$551,290	$526,292	$(24,998)
5	Profit participation payable	21,301	10,650	(10,651)
6	Accrued payroll and related expenses	736,886	739,836	2,950
7	Loan payable, stockholder	492,321	468,970	(23,351)
8	Profit participation advances, net of amortization	92,648	97,824	5,176

9	Total Current Liabilities	1,909,046	1,858,172	(50,874)

10	TOTAL LIABILITIES	1,909,046	1,853,870	(55,176)

	STOCKHOLDERS' EQUITY (DEFICIT)
11	Retained earnings (deficit)	(2,874,525)	(2,818,838)	55,687

12	Total Stockholders' Equity (Deficit)	(1,864,422)	(1,808,735)	55,687

13	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,624	$49,437	$4,813

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Operations ( Supplement to Footnote 1)

		Year Ended	Year Ended	Change
		December 31,	December 31,	in
		2006	2006	Dollar
		( As previously reported)	(Restated)	Increase (Decrease)
Line item
	REVENUES

1	Sales	$208,855	$179,655	$(29,200)

2	Total Revenues	208,855	179,655	(29,200)

3	COST OF REVENUES	173,106	143,806	(29,300)

4	GROSS PROFIT	35,749	35,849	100

	OPERATING COSTS
5	Operating expenses	356,986	297,096	(59,890)

6	Total Operating Costs	374,317	314,427	(59,890)

7	OPERATING INCOME (LOSS)	(338,568)	(278,578)	59,990

8	NET INCOME (LOSS)	$(290,386)	$(230,397)	$59,989

	BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	(0.02)

	WEIGHTED AVERAGE NUMBER OF
	COMMON SHARES OUTSTANDING	11,457,750	11,457,750

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Stockholders' Equity (Deficit) ( Supplement to Footnote 1)

		As of	As of	Change
		December 31,	December 31,	in
		2006	2006	Dollar
		As previously Reported	Restated	Increase (Decrease)
Line item
1	Retained Earnigns ( Deficit)	(290,386)	(230,397)	59,989

2	Total Stockholders' Equity ( Deficit)	$(1,864,422)	$(1,804,433)	59,989

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows( Supplement to Footnote 1)

		Year Ended	Year Ended	Change
		December 31,	December 31,	in
		2006	2006	Dollar
		( As previously reported)	(Restated)	Increase (Decrease)
Line Item
	CASH FLOWS FROM OPERATING ACTIVITIES

1	Net income (loss)	$(290,386)	$(230,397)	59,989
2	Amortization of profit participation advances	(7,393)	(2,217)	5,176
3	(Increase) decrease in accounts receivable	(9,985)	(14,798)	(4,813)
4	Increase (decrease) in accounts payable	(77,062)	(106,362)	(29,300)
5	Increase (decrease) in profit participation payable	15,216	4,565	(10,651)
6	Increase (decrease) in accrued payroll and payroll related liabilities	89,280	92,230	2,950

7	Net Cash Provided by (Used in) Operating Activities	(245,493)	(222,142)	23,351

	CASH FLOWS FROM FINANCING ACTIVITIES

8	Loans from stockholder	221,999	198,648	(23,351)

9	Net Cash Provided by (Used in) Financing Activities	221,999	198,648	(23,351)

	Net Increase (Decrease) in Cash	(23,144)	(23,144)	0

	Cash at Beginning of Year	30,598	30,598	0

	Cash at End of Year	$7,454	$7,454

	Supplemental Cash Flow Disclosures:

	Cash paid during year for interest	$31,486	$31,487

	Cash paid during year for taxes	$-	$-

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

d.  Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The Company recognizes revenues and the related costs associated with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

Estimates

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

j. Concentrations

As discussed in Note 13, the Company has a concentration of risk in the form of one major customer and one major supplier. The Company is attempting to mitigate its sales risk with the introduction of new products and the expansion of its sales and business. While primarily one source of supply is utilized, other sources are available should the Company have to change suppliers. A change in suppliers, however, could cause a delay in shipping and a possible loss of sales and could be at less favorable terms. This would affect operating results adversely.

k. Common Stock Issued for Services Rendered

AUT periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. No common stock was issued for services during the year ended December 31, 2006.

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

m. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation Allowance is provided for significant deferred tax assets when it is more likely than not that the asset will not be recovered.

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

p. Research and Development

Research and development costs related to the tire valve cap are charged to operations as incurred. The Company had no research and developments costs for the years ended December 31, 2006 and, 2005.

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

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

In February 2007, the FASB issued SFAS No. 159 , The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements

This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4. LICENSING AGREEMENT

In April 2001, AUT acquired from Torbjörn B. Lundqvist, the Company’s founder, CEO, one of its directors, and its majority shareholder, the marketing rights to the electronic tire valve cap. The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. It also requires the reimbursement of research and development costs incurred by its founder and the payment of ongoing development costs during the term of the agreement, In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product, all shares of which were issued in 2001. The agreement was renewed on a month-to-month basis under the identical terms and conditions in 2006. Mr. Lundqvist waived the amount due on the licensing agreement in 2006 and 2005 in line with identical accounting treatment of prior years. Amounts waived is $4,302 in 2006, and $6,651 in 2005, which are considered to be immaterial to the financial statements. The 2006 amount was waived in 2007 and will not be recorded retroactively. The royalty obligation was recorded in 2006 as an expense and an account payable. Subsequently in the first quarter of fiscal 2007, the waiver was recorded as a debit to accounts payable and a credit for the capital contribution.

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 5. PROFIT PARTICIPATION ADVANCES

The Company has entered into six profit participation agreements in order to raise capital for operations. In exchange for the investment, the Company shares profits on the product by giving the other party an agreed upon price for every package sold up to a specified amount as defined in the agreement. The total estimated liability under these agreements is $636,000.

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

The Company has accrued $103,000 of profit sharing advances and this amount is being amortized based on the terms of these agreements, the terms of which are detailed below. Amortization expense was $ 2,346 and $ 1,884  for December 31, 2006 and 2005, respectively. The Company has accrued a liability of $10,650 and $6,085 as of December 31, 2006 and 2005, respectively, for amounts payable under these agreements. No amounts have been paid out under these agreements as of December 31, 2006 and 2005.

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

NOTE 6. WARRANTS

In July 2003, the Company entered into a stock purchase agreement, which included warrants to purchase 150,000 shares of common stock at $2.00 per share. These warrants are exercisable at the option of the warrant holder and expire seven years from the date of issuance. No warrants were issued during the year ended December 31, 2006. All warrants were issued in connection with the sale of stock, and therefore, no expense was recorded for their issuance.

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

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 7. PROPERTY & EQUIPMENT

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

NOTE 8. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common outstanding during the period.  There were no shares of  preferred stock or warrants issued during the period.

The Company excluded the outstanding 150,000 warrants, granted prior to the year ending December 31, 2005 in its calculation of the denominator for the diluted loss per share calculations, since (a) the Company experienced a loss from operations and (b) including the warrants in the denominator would result in an artificially inflated result, i.e., a smaller loss per share.

	December 31,	December 31,
	2006	2005
	(Restated)
Numerator for basic and diluted loss per share – Net Loss	$(234,699)	$(273,674)

Denominator for basic loss per share - Weighted average shares outstanding	11,457,750	11,457,750

Basic loss per share	$(0.02)	$(0.02)

NOTE 9. OPERATING LEASE

The Company’s headquarters relocated from Las Vegas, NV during 2006 to Fallbrook , CA and is currently on a month to month arrangement until a more suitable location is located and signing a lease will be in the best interest of the company.

NOTE 10. INCOME TAXES

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

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

At December 31, 2006 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

December 31, 2006
Beg. Retained Earnings	$(2,584,139)
Net Income (Loss) for Year ended 12/31/06 - restated	(234,699)
Ending Retained Earnings	$(2,818,838)

Gross income tax benefit	$948,567
Valuation allowance	(948,567)
Net income tax benefit	$0

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

NOTE 11. STOCKHOLDERS' DEFICIT

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

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

NOTE 12. RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations. Therefore, its founder and Chief Executive Officer has provided working capital and substantially all its assets. All amounts advanced to AUT have been recorded as expenses of the Company in the period they were incurred, and the amount owing is reflected in accounts payable with a total outstanding of $ 468,970 and $270,322 as of December 31, 2006 and 2005, respectively.

The Company has $739,836 in payroll and related expenses payable as of December 31, 2006, of which substantially all is owed to Mr. Lundqvist, the Company’s founder, CEO, one of its directors and its majority stockholder. In addition, during the year ended December 31, 2006, the Company’s loan payable to Mr. Lundqvist increased by $221,999 to $492,321. The increase was due to additional funds loan to the Company from Mr. Lundqvist’s privately-held marketing company.  Mr. Lundqvist's privately-held marketing company passes through the interest on these advances to the Company.  The interest ranges from nine and one quarter percent (9.25%) to twenty-eight and ninety-nine one hundredths percent (28.99%). For the year ended December 31, 2006, the total interest paid on all such advances was $31,486.

In accordance with the valve cap licensing agreement AUT has entered into with its founder and Chief Executive Officer, the Company incurred no research and development costs in connection with the development of the tire valve cap for the years ended December 31, 2006 and 2005.

Mr. Lundqvist holds a significant portion of the Company’s shares and agreed to waive the royalty payments, calculated as 12% of Company gross profit, owed him to benefit the Company and relieve the Company of the burden of owing that sum. During the years that Mr. Lundqvist waived those royalties, the Company did not record the royalties as liabilities, so that the forgiveness of the royalty amounts does not offset any accounts. In 2005 and 2006, royalties of $6,651 and $4,302 respectively, were incurred and were waived. These transactions were not recorded because the amounts were not considered to be material to the financial statements. The 2006 amount was waived in 2007 and will not be recorded retroactively.

NOTE 13. MAJOR CUSTOMERS/SUPPLIERS

During the year ended December 31, 2006, the Company had sales of $179,655 divided among wholesale and retail customers. 17.5 % of the sales was retail mostly generated from media exposure and purchased directly from the company’s web site (12%) or by telephone orders (5.5%). The larges wholesale customers where PLIN Corporation16%, covering the Asian market, and the larger domestic wholesalers were, Pilot Automotive 13%, Brookstone 8%, Vehicle Light 7%, Griot’s Garage 6%.

During the year ended December 31, 2006 the Company purchased all (100%) of its cost of goods sold from one supplier in China. At December 31, 2006, the amount due to the supplier included in accounts payable was $56,470.

NOTE 14. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $0.001 par value; 100,000,000 shares authorized; 11,457,750 shares issued and outstanding.

NOTE 15.  FORGIVEN DEBT

The forgiven debt was negotiated with some of the Company’s creditors who are not shareholders and were not ever shareholders. Those creditors were willing to settle the amount owed for a guaranteed payment from the Company of approximately 10% of the amount due, instead of waiting to try to collect the full amount at an unspecified future time. Amounts of forgiven debts as presented in the Statement of Operations were $82,014 in 2006 and $57,878 in 2005.

NOTE 16.  GOING CONCERN

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

The Company’s auditors have concluded that substantial doubt about the Company’s ability to continue as a going concern remains for a reasonable period of time.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective January 6, 2006, we dismissed Lesley Thomas Schwarz & Postma ("LTSP") which audited the their financial statements for the fiscal years ended December 31, 2003 and 2004, and engaged Armando C. Ibarra, CPA to act as our independent chartered accountants. The reports of LTSP for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of LTSP for these fiscal years was qualified with respect to uncertainty as to our ability to continue as a going concern. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through January 6, 2006, the date of dismissal, there were no disagreements with LTSP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LTSP would have caused it to make reference to such disagreements in its reports

Our financial statements for the year ended December 31, 2005, were audited by Armando C. Ibarra, CPA. LTSP was not involved in any way with the audit of the financial statements for the year ended December 31, 2005. We have authorized LTSP to discuss any matter relating to us and our operations with Armando C. Ibarra, CPA.

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

Item 8a. Controls and Procedures.

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

Torbjörn B. Lundqvist.Mr. Lundqvist, our founder, has been our chief executive officer and the chairman of our board of directors, and our majority shareholder since our inception. Mr. Lundqvist has been primarily responsible for the formation and development to date of Aviation Upgrade Technologies, Inc. Mr. Lundqvist has had vast experience in international business. His strength is managing and developing new ventures and ideas. Mr. Lundqvist was born in Helsinki, Finland in 1952. After serving as a transportation officer during his mandatory service in the Finnish army, he owned and managed several companies in Finland, including companies involved in remodeling and manufacturing. Since 1982, Mr. Lundqvist has been owner and president of Minitec Marketing, Inc. which is an import and export firm. Among other things, Minitec Marketing, Inc. invented, patented and manufactured a Power Take Out for 4-wheel drive GM vehicles. This product allows the user to divert some of the power from the vehicles engine and use it for other purposes than powering the vehicle itself, e.g. external devices like snow blowers, generators, and pumps. The product was developed to suit a niche market in Finland. Since 1989 he has also been owner and president of Minitec Motors, Inc., USA, a car dealership specializing in exporting cars to niche markets where a slight modification of the vehicle would put it in a lower tax bracket when imported to that particular niche market. Mr. Lundqvist is not an officer or director of any other reporting company.

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
_________________________
(1) Salary accrued but not paid
(2) Medical insurance premiums
(3) Royalty obligation accrued but not paid for 2006 are $4,302

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

Related party transactionsMr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, provides substantially all the assets used by us, through Minitec Marketing, Inc., his privately held marketing company. We have reimbursed this entity for the cost of the services it has paid on behalf of AUT.

We entered into a license agreement with Torbjörn B. Lundqvist, to license the marketing rights for the tire valve technology. During the years ended December 31, 2005, 2004 and 2003, we incurred $0, $71,501 and $8,082 for research and development costs in connection with the licensing agreement. During the license period and any renewal period, we will pay fees, expenses and costs related to product development and any application for patents and trademarks. The license agreement also specifies that we will enter into a manufacturing agreement with Torbjörn B. Lundqvist. However, no terms of the manufacturing agreement have been negotiated.

The licensing agreement had a term of five years beginning in 2001 and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap. The agreement was renewed on a month-to-month basis under the identical terms and conditions in 2006.  Mr. Lundqvist waived the amount due on the licensing agreement in 2006 and 2005 in line with identical accounting treatment of prior years. Amounts waived are $ 4,302 in 2006 and $6,651 in 2005, which are considered to be immaterial to the financial statements. The 2006 amount was waived during 2007 and will not be recorded retroactively.

Mr. Lundqvist was issued 10,000,000 shares of our common stock in exchange for services relating to founding and organizing the business, which were valued at $10,000. In addition, during the period ended December 31, 1999, Mr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, paid for various goods and performed services relating to our operations. Those goods included office supplies of $2,000. Those services of $8,000 provided by Mr. Lundqvist were for services as our promoter including founding and organizing the business.

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

Audit and Non-Audit Fees

For the years ended December 31, 2006 and 2005 aggregate fees for professional services rendered to the Company were as follows:

Services Provided	2006		2005

Audit Fees	$18,225		$25,327
Audit Related Fees	$0		$0
Tax Fees	$0		$828
All Other Fees	$0		$0

Total	$18,225	*	$25,327
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

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aviation Upgrade Technologies, Inc.

Date: September 14, 2007	By:	/s/ Alexander L. Weis
Alexander L. Weis
Chairman, Chief Executive Officer and Director

In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander L. Weis	Chairman, Chief Executive Officer and Director	September 14, 2007
Alexander L. Weis

/s/ Robert Patterson	Chief Financial Officer	September 14, 2007
Robert Patterson