Form 10QSB/A
period 2007-03-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-09-17
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 1 TO
FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to _____.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No   X

As of May 15, 2007 the Company had 11,457,750 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format:   Yes ___ No   X

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2007	3

Condensed Statements of Operations for the three month periods ended March 31, 2007 and 2006	4

Condensed Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Control and Procedures	14

PART 2 – OTHER INFORMATION

SIGNATURE	15

CERTIFICATIONS	attached

AVIATION UPGRADE TECHNOLOGIES INC.
Financial Position

ASSETS
	As of	As of	As of
	March 31,	March 31,	March 31,
	2007	2007	2006
	(As previously filed)	(Restated)
CURRENT ASSETS
Cash	$4,686	$4,686	$33,320
Accounts receivable, net of allowance for doubtful accounts	6,953	6,953	29,572
Inventory	7,387	7,387	8,567
Prepaid expenses	1,446	1,446	5,192

Total Current Assets	20,472	20,472	76,651

NET PROPERTY & EQUIPMENT, Net	4,332	4,332	21,664

OTHER ASSETS
Deposits	-	-	350

Total Other Assets	-	-	350

TOTAL ASSETS	$24,804	$24,804	$98,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade and operations	$450,606	$458,741	$751,285
Advance from a customer	14,600	14,600	-
Profit participation payable	11,440	11,441	7,140
Accrued payroll and other expenses	822,346	825,143	633,313
Due to related party	7,984	-	7,240
Loan payable, stockholder	481,321	457,973	312,322
Profit participation advances, net of amortization	97,440	97,440	99,530

Total Current Liabilities	1,885,737	1,865,338	1,810,830

TOTAL LIABILITIES	1,885,737	1,865,338	1,810,830

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ( $0.001 par value, 100,000,000 shares
authorized; 11,457,750 shares issued and
outstanding as of March 31, 2007 and 2006, respectively)	11,458	11,458	11,458
Additional paid-in capital	998,645	1,002,947	998,645
Retained earnings (deficit)	(2,871,036)	(2,854,939)	(2,722,268)

Total Stockholders' Equity (Deficit)	(1,860,933)	(1,840,534)	(1,712,165)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,804	$24,804	$98,665

See Notes to the Financial Statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Operations

	Three Months Ended
	March 31,	March 31,	March 31,
	2007	2007	2006
	(As previously filed)	(Restated)
REVENUES
Sales	$43,233	43,232	40,776

Total Revenues	43,233	43,232	40,776

COST OF REVENUES	14,430	14,430	31,456

GROSS PROFIT	28,803	28,802	9,320

OPERATING COSTS
Operating expenses	53,203	53,203	81,190
Depreciation expense	4,333	4,332	4,333

Total Operating Costs	57,536	57,535	85,523

OPERATING INCOME (LOSS)	(28,733)	(28,733)	(76,203)

OTHER INCOME & (EXPENSES)	-	-	-

Profit participation expense	(406)	(406)	(542)
Other income
Forgiveness of debt
Interest expense	(5,102)	(6,959)	(5,102)

Total Other Income & (Expenses)	(6,959)	(7,365)	(5,644)

NET INCOME (LOSS)	$(35,692)	$(36,098)	$(81,847)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,457,750	11,457,750	11,457,750

See Notes to the Financial Statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,	March 31,
	2007	2007	2006
	(As previously filed)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(35,692)	(36,098)	(81,846)
Adjustments to reconcile net loss to net cash provided (used in)
by operating activities:
Depreciation expense	4,333	4,333	4,333
Amortization of profit participation advances	(5,560)	(384)	(513)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,296)	16,109	(21,309)
(Increase) decrease in prepaid expenses		1,422	236
(Increase) decrease in inventory	(1,422)		(419)
Increase (decrease) in accounts payable and profit participation payable	(100,685)	(66,760)	24,494
Increase (decrease) in due to related party	142		238
Increase (decrease) in customer advance	-	-	-
Increase (decrease) in accrued payroll and payroll related liabilities	150,429	85,305	35,508

Net Cash Provided by (Used in) Operating Activities	249	3,927	(39,278)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances from (repaid to) stockholder	(3,017)	(10,997)	42,000
Purchase of property and equipment	-	-	-
Refund of deposits	-	-	-

Net Cash Provided by (Used in) Investing Activities	(3,017)	(10,997)	42,000

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from stockholder	-	-	-
License fee waived as capital contribution	-	4,302	-

Net Cash Provided by (Used in) Financing Activities	-	4,302	-

Net Increase (Decrease) in Cash	(2,768)	(2,768)	2,723

Cash at Beginning of Year	7,454	7,454	30,598

Cash at End of Year	$4,686	$4,686	33,321

Supplemental Cash Flow Disclosures:

Cash paid during year for interest	$5,102	6,959	4,568

Cash paid during year for taxes	$-	$-	-

See Notes to the Financial Statements.

AVIATION UPGRADE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007 AND 2006

NOTE A – RESTATEMENT

On September 6, 2007, we amended Aviation Upgrade Technologies Inc.’s Quarterly Report in Form 10-Q  to amend and restate financial statements for the three-month ended March 31, 2007 with respect to the correction of errors in previously-issued financial statements.

The first errors were waiver of license fee in the amount of $4,302 recorded in 2006 but subsequently in the first quarter of fiscal 2007 was credited as capital contribution.

The second errors were reclassification of certain current liabilities items.

Effects of the restatement by line item follows;

Statements of Financial Position, Balance sheet
Statements of Operations
Statements of Cash Flows

AVIATION UPGRADE TECHNOLOGIES INC.
Financial Position ( Supplement to Footnote A)

ASSETS
		As of	As of	Changes
		March 31,	March 31,	in
		2007	2007	in Dollars
Line Item		(As previously filed)	(Restated)	Increase (Decrease)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	CURRENT LIABILITIES
1	Accounts payable - trade and operations	$450,606	$458,741	$8,135
2	Accrued payroll and other expenses	822,346	825,143	2,797
3	Due to related party	7,984	-	-7,984
4	Loan payable, stockholder	481,321	457,973	-23,348

5	Total Current Liabilities	1,885,737	1,865,338	-20,399

6	TOTAL LIABILITIES	1,885,737	1,865,338	-20,399

	COMMITMENTS AND CONTINGENCIES	-	-	-

	STOCKHOLDERS' EQUITY (DEFICIT)
7	Additional paid-in capital	998,645	1,002,947	4,302
8	Retained earnings (deficit)	(2,871,036)	(2,854,939)	16,097

9	Total Stockholders' Equity (Deficit)	(1,860,933)	(1,840,534)	20,399

See Notes to the Financial Statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Operations ( Supplement to Footnote A)

		Three Months Ended		Changes
		March 31,	March 31,	in
		2007	2007	Dollars
Line Item		(As previously filed)	(Restated)	Increase (Decrease)
	OTHER INCOME & (EXPENSES)

1	Miscellaneous other	(6,553)	(6,959)	(406)

2	Total Other Income & (Expenses)	(6,959)	(7,365)	(406)

3	NET INCOME (LOSS)	$(35,692)	$(36,098)	$(406)

See Notes to the Financial Statements.

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows ( Supplement to Footnote A)

		Three Months Ended		Changes
		March 31,	March 31,	in
		2007	2007	Dollars
Line Item		(As previously filed)	(Restated)	Increase (Decrease)
	CASH FLOWS FROM OPERATING ACTIVITIES

1	Net income (loss)	$(35,692)	(36,098)	(406)
2	Adjustments to reconcile net loss to net cash provided (used in)
	by operating activities:
	Amortization of profit participation advances	(5,560)	(384)	5,176
	Changes in operating assets and liabilities:
3	(Increase) decrease in accounts receivable	(11,296)	16,109	27,405
4	(Increase) decrease in prepaid expenses	0	1,422	(1,422)
5	(Increase) decrease in inventory	(1,422)	0	1,422
6	Increase (decrease) in accounts payable and profit participation payable	(100,685)	(62,458)	33,925
7	Increase (decrease) in due to related party	142	0	(142)
8	Increase (decrease) in accrued payroll and payroll related liabilities	150,429	85,305	(65,124)

	Net Cash Provided by (Used in) Operating Activities	249	8,229	3,678

	CASH FLOWS FROM INVESTING ACTIVITIES

9	Advances from (repaid to) stockholder	(3,017)	(10,997)	(7,980)

	Net Cash Provided by (Used in) Investing Activities	(3,017)	(10,997)	(7,980)

	CASH FLOWS FROM FINANCING ACTIVITIES

10	License fee waived as capital contribution	0	4,302	4,302

	Net Increase (Decrease) in Cash	(2,768)	(2,768)	0

See Notes to the Financial Statements.

NOTE B – BASIS OF PRESENTATION

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

NOTE C – WARRANTS

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

NOTE D – STOCKHOLDERS’ DEFICIT

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

NOTE E – LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Restated)

Numerator for basic and diluted loss per share
Net loss	$(36,098)	$(81,846)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.00)	$(0.01)

NOTE F – RELATED PARTY TRANSACTIONS

Since its inception, AUT has not generated sufficient working capital to cover the cost of its operations.  Therefore, its founder, Chief Executive Officer (“CEO”), one of its directors and its majority shareholder, Mr. Torbjörn B. Lundqvist has, from time to time, provided working capital through his privately-held marketing company (“the Marketing Company”).  The Marketing Company pays certain liabilities on behalf of AUT which are charged back to AUT totals $7,984 and are included in accounts payable at March 31, 2007.  All cash amounts additionally advanced to AUT as loan from the Marketing Company are reflected in loan payable, stockholder and total $457,973 as of March 31, 2007.  The Company reimburses the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to thirty percent (30%) per annum.  Interest reimbursed on these advances totaled $6,959 for the three months ended March 31, 2006.  All the payroll and related expenses recorded as of March 31, 2007 were owing to the CEO

NOTE G – GOING CONCERN

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

General. For the three months ended of March 31, 2007, we have generated $43,232 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist, our founder, chief executive officer (“CEO”), one of our directors and our majority shareholder, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level.  Because the cost of insurance for marketing this item for airplane use is prohibitive given our current sales volume, we limit our production and marketing the product for automobiles. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles.  Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure.  If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure.  The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap.  It also requires the reimbursement of research and development costs incurred by Mr. Lundqvist and the payment of ongoing development costs during the term of the agreement.  In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product.

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

Liquidity and Capital Resources.  The cash on hand as March 31, 2007 was $4,686, as compared to $33,320 as of March 31, 2006.  Total current liabilities were $1,865,338 as of March 31, 2006, an $54,600 increase over the prior year balance of $1,810,830, represented primarily by accrued payroll, advances, and operating expenses.  We had negative working capital of $1,840,534 as of March 31, 2007, and we had an accumulated deficit of $2,850,637 as compared to an accumulated deficit of $2,722,268 at March 31, 2006.  We issued no common stock during the three months ended March 31, 2007.  Our continued ability to operate is dependent upon the raising of additional capital to produce and market our product and sufficient sales; however, we cannot guarantee that additional funds could be raised on terms acceptable to us or that any level of sales will occur.  If we are unable to satisfy our cash requirements through either product sales or additional raising of capital, we may have to cease operations, which could result in a loss to our investors.

Results of Operations-Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006 - During the three months ended March 31, 2007, we generated $43,232 in revenues from the sale of our product compared to $40,776 for the three months ended March 31, 2006 due to an increase in marketing efforts.  Total operating expenses for the three months ended March 31, 2007 were $57,535, compared to total operating expenses for the three months ended March 31, 2006 of $85,522.  The decrease resulted primarily from lower professional fees and closure of the Las Vegas office.  In the three months ended March 31, 2007, our net loss was $36,098 compared to a loss of $81,846 for the prior year period.

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

We do not have a volume of sales to produce sufficient revenues to sustain our operations. Moreover, we do not have any identifiable sources cash for our operations other than minimal revenues. If we are unable to raise additional funds from the sale of our equity securities to fund our ongoing operations, then Mr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, may seek other alternatives including, but not necessarily limited to, pursuing a business partner, an acquisition that would bring in immediate revenues or causing the company to be "go private".

Mr. Lundqvist is our only employee.  The loss of Mr. Lundqvist could have a material adverse effect upon our operations.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial position and operating results raise substantial doubt about our ability to continue. We have had insufficient operating revenue or profit since inception.

Our ability to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Our auditors have concluded that substantial doubt about our ability to continue as a going concern remains for a reasonable period of time.

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings.

Not Applicable.

Item 2. - Changes in Securities.

None

Item 3. - Defaults Upon Senior Securities

Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. - Other Information

Not Applicable

Item 6. - Exhibits

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
Chief Executive Officer