Form 10KSB/A
period 2006-12-31
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-10-22
CIK 1094847

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
  FORM 10-KSB
AMENDMENT NO. 2

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from___to___.

Commission File Number 0-28347

AVIATION UPGRADE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0881303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Omicron Drive, Suite 104, San Antonio, TX 78245
(Address of principal executive offices)

(210) 677-6000
(Issuer’s telephone number)

 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒*  No ☐
*As of August 16, 2007, the registrant became a shell company.

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
YES ☐   NO ☒

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

Profit Participation Advances. In the past, we have entered into six profit participation agreements in order to raise capital for operations. In exchange for the investment, we share profits on the product by giving the other party an agreed upon price for every package sold up to a specified amount as defined in the agreement. The total estimated liability under these agreements is $636,000.

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

Statement of Cash Flows. During the year ended December 31, 2006, we used net cash of $222,142 in operating activities, as compared to $116,714 for the prior year. The increase was mainly from an increase in loans from Mr. Lundqvist, our founder, CEO, one of our directors and our majority shareholder, which directly contributed in the increase in accounts payable, which increased from $38,875 for the year ended December 31, 2005 as compared to $106,362 for the year ended December 31, 2006.  We also had an increase in accounts receivable to $14,798 for the year ended December 31, 2006, as compared to $8,246 for the year ended December 31, 2005.  Our increase in accrued payroll and other liabilities was $92,230 for the year ended December 31, 2006 as compared to $192,016 for the prior year.
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

/s/ ARMANDO C. IBARRA, C.P.A. - APC
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

The fourth errors were accounting error in calculation and estimation of expense accrual affecting both expense items in the statement of operations and corresponding accounts payable and accrued payroll and related expenses accounts. They consist of decrease in accounts payable - trade and operations in the amount of $29,300 for legal and professional expense, decrease of $10,651 in profit participation payable and profit participation expense, increase of $2,950 in accrued payroll and payroll expense and increase of $5,176 in profit participation advances and corresponding amortization expense.

Effects of the restatement by line item follows;

Statements of Financial Position, Balance sheet
Statements of Operations
Statement of Stockholders’ Equity (Deficit)
Statements of Cash Flows

AVIATION UPGRADE TECHNOLOGIES INC.
Statement of Financial Position  ( Supplement to Footnote 1)

	ASSETS
		As of December 31,	As of December 31,	Change in
		2006	2006	Dollar
		( As previously reported)	(Restated)	Increase (Decrease)
Line item
	CURRENT ASSETS

1	Accounts receivable, net of allowance for doubtful accounts	$18,249	$23,062	$4,813

2	Total Current Assets	35,959	40,772	4,813

3	TOTAL ASSETS	$44,624	$49,437	$4,813

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	CURRENT LIABILITIES
4	Accounts payable - trade and operations	$551,290	$526,292	$(24,998)
5	Profit participation payable	21,301	10,650	(10,651)
6	Accrued payroll and related expenses	736,886	739,836	2,950
7	Loan payable, stockholder	492,321	468,970	(23,351)
8	Profit participation advances, net of amortization	92,648	97,824	5,176

9	Total Current Liabilities	1,909,046	1,858,172	(50,874)

10	TOTAL LIABILITIES	1,909,046	1,853,870	(55,176)

	STOCKHOLDERS' EQUITY (DEFICIT)
11	Retained earnings (deficit)	(2,874,525)	(2,818,838)	55,687

12	Total Stockholders' Equity (Deficit)	(1,864,422)	(1,808,735)	55,687

13	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,624	$49,437	$4,813

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Operations ( Supplement to Footnote 1)

		Year Ended	Year Ended	Change
		December 31,	December 31,	in
		2006	2006	Dollar
		( As previously reported)	(Restated)	Increase (Decrease)
Line item
	REVENUES

1	Sales	$208,855	$179,655	$(29,200)

2	Total Revenues	208,855	179,655	(29,200)

3	COST OF REVENUES	173,106	143,806	(29,300)

4	GROSS PROFIT	35,749	35,849	100

	OPERATING COSTS
5	Operating expenses	356,986	297,096	(59,890)

6	Total Operating Costs	374,317	314,427	(59,890)

7	OPERATING INCOME (LOSS)	(338,568)	(278,578)	59,990

8	NET INCOME (LOSS)	$(290,386)	$(230,397)	$59,989

	BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	(0.02)

	WEIGHTED AVERAGE NUMBER OF
	COMMON SHARES OUTSTANDING	11,457,750	11,457,750

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Stockholders' Equity (Deficit) ( Supplement to Footnote 1)

		As of	As of	Change
		December 31,	December 31,	in
		2006	2006	Dollar
		As previously Reported	Restated	Increase (Decrease)
Line item
1	Retained Earnigns ( Deficit)	(290,386)	(230,397)	59,989

2	Total Stockholders' Equity ( Deficit)	$(1,864,422)	$(1,804,433)	59,989

AVIATION UPGRADE TECHNOLOGIES INC.
Statements of Cash Flows( Supplement to Footnote 1)

		Year Ended December 31,	Year Ended December 31,	Change in
		2006	2006	Dollar
		(As previously reported)	(Restated)	Increase (Decrease)
Line Item
	CASH FLOWS FROM OPERATING ACTIVITIES

1	Net income (loss)	$(290,386)	$(230,397)	59,989
2	Amortization of profit participation advances	(7,393)	(2,217)	5,176
3	(Increase) decrease in accounts receivable	(9,985)	(14,798)	(4,813)
4	Increase (decrease) in accounts payable	(77,062)	(106,362)	(29,300)
5	Increase (decrease) in profit participation payable	15,216	4,565	(10,651)
6	Increase (decrease) in accrued payroll and payroll related liabilities	89,280	92,230	2,950

7	Net Cash Provided by (Used in) Operating Activities	(245,493)	(222,142)	23,351

	CASH FLOWS FROM FINANCING ACTIVITIES

8	Loans from stockholder	221,999	198,648	(23,351)

9	Net Cash Provided by (Used in) Financing Activities	221,999	198,648	(23,351)

	Net Increase (Decrease) in Cash	(23,144)	(23,144)	0

	Cash at Beginning of Year	30,598	30,598	0

	Cash at End of Year	$7,454	$7,454

	Supplemental Cash Flow Disclosures:

	Cash paid during year for interest	$31,486	$31,487

	Cash paid during year for taxes	$-	$-

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

OTE 5. PROFIT PARTICIPATION ADVANCES

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

	December 31,	December 31,
	2006	2005
	(Restated)
Numerator for basic and diluted loss per share - Net Loss	$(234,699)	$(273,674)

Denominator for basic loss per share - Weighted average shares outstanding	11,457,750	11,457,750

Basic loss per share	$(0.02)	$(0.02)

NOTE 9. OPERATING LEASE

The Company’s headquarters relocated from Las Vegas, NV during 2006 to Fallbrook , CA and is currently on a month to month arrangement until a more suitable location is located and signing a lease will be in the best interest of the company.

NOTE 10. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

AVIATION UPGRADE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
 At December 31, 2006 the Company has significant operating and capital losses carryforward. The tax benefits resulting for the purposes have been estimated as follows:

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

Item 8a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed by our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were ineffective and even though they were designed to ensure that material information relating to us would be made known to him by others, those disclosure controls and procedures did not serve that function.

The disclosure controls and procedures in effect at the time did not serve to identify certain errors as set forth in the restated financial statements. The difficulties arose when we changed our independent auditor at the same time that we had a change in our internal accounting staff, and were compounded by an entry that was double-counted in our internal accounting program. Since the errors have been encountered, we have revised our procedures and added a system for double-checking all entries. Therefore, we believe that similar errors will not occur in the future, and that our disclosure controls and procedures will be effective in future reporting periods.

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

Aviation Upgrade Technologies, Inc.

Date: October 22, 2007	By:	/s/ Alexander L. Weis
Alexander L. Weis
Chairman, Chief Executive Officer and Director

In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander L. Weis	Chairman, Chief Executive Officer, Chief Financial Officer, and Director	October 22, 2007
Alexander L. Weis