Form 10QSB
period 2007-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-11-19
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-27689

AVIATION UPGRADE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0881303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Omicron Drive, Suite 104, San Antonio, TX 78245
(Address of principal executive offices)

(210) 677 6000
(Registrant's telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒*

* As of August 16, 2007, the registrant became a shell company. As previously reported, as a result of the reverse merger that was completed on November 13, 2007, the registrant ceased its status as a shell company.

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 19,616,475 shares issued and outstanding as of November 15, 2007 (after giving effect to the forward stock split that went into effect on October 22, 2007).

AVIATION UPGRADE TECHNOLOGIES, INC.

FORM 10-QSB

ITEM 1 - FINANCIAL STATEMENTS

AVIATION UPGRADE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(Unaudited)
SEPTEMBER 30, 2007

ASSETS
CURRENT ASSETS
Cash	$0
Accounts receivable	0
Inventory	0
Prepaid expenses	0

Total current assets	0

PROPERTY AND EQUIPMENT
Tooling cost, net	0
Equipment cost, net	0

Total property and equipment	0

Total assets	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$0
Profit participation payable	0
Due to related party	0
Accrued payroll and related expenses	0
Loan payable, stockholder	0
Profit participation advances, net	0

Total current liabilities	0

COMMITMENTS AND CONTINGENCIES	0

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized;	11,458
11,457,750 shares issued and outstanding at September 30, 2007
Additional paid-in capital	2,932,400
Accumulated deficit	(2,943,858)

Total stockholders’ deficit	0

Total liabilities and stockholders’ deficit	$0

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
REVENUES	$14,016	$29,780	$112,256	$89,748

COST OF SALES	8,529	20,267	51,604	71,932

GROSS PROFIT	5,487	9,513	60,652	17,186

OPERATING EXPENSES
General and administrative	20,508	3,611	159,015	148,320
Depreciation	3,507	4,333	12,172	12,998
	24,015	7,944	171,187	161,318

INCOME/(LOSS) FROM OPERATIONS	(18,528)	1,569	(110,535)	(144,132)

OTHER INCOME/(EXPENSE)

Interest expense	(161)	(7,670)	(14,485)	(18,477)

	(18,689)	(6,101)	(125,020)	(162,609)

Income taxes	0	0	0	0
Profit participation		(385)		(651)
INCOME (EXPENSE) FROM CONTINUING OPERATION	(18,689)	(6,486)	(125,020)	(163,260)

INCOME (EXPENSE) FROM DISCONTINUING OPERATION

Forgiveness of debt to shareholder, net of tax	1,824,533	0	1,824,533	0
Income from cancellation of profit participation, net of tax	109,299	0	108,474	0

NET INCOME/(LOSS)	$(18,689)	$(6,486)	$(125,020)	$(163,260)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,457,750	11,457,750	11,457,750	11,457,750

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(125,020)	$(163,260)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,172	12,998
Amortization of/write-off profit participation advances	(108,474)	(1,211)
Changes in operating assets and liabilities
Accounts receivable, net	23,062	(11,300)
Inventory	8,809	(4,548)
Prepaid expenses	1,447	1,837
Other assets	0	350
Accounts payable	(526,292)	(146,938)
Due to related party	0	6,502
Accrued payroll and related expenses	(739,836)	106,523
Customer deposits	(14,600)	0

Net cash used in operating activities	464,275	(199,047)

CASH FLOW FROM INVESTING ACTIVITIES
Disposition of equipment and tooling	(3,504)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder & write-off of stockholder payable	(468,973)	177,626
Common stock subscribed	0	0
Proceeds from issuance of common stock	0	0
Write-off royalty due to shareholder	748	0
Write off profit participation investments		0

Net cash provided by financing activities	(471,729)	177,626

NET CHANGE IN CASH	(7,454)	(21,421)

CASH, beginning of period	7,454	30,598

CASH, end of period	$0	$9,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$14,485	$18,477
Cash paid during the period for taxes	$0	$0

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The unaudited financial statements of Aviation Upgrade Technologies, Inc. (the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reported the financial position and results of operations as discontinued operations in the accompanying balance sheet and statements of operations.  Discontinued operations have not been segregated in the statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying balance sheets and statements of operations.

NOTE B - WARRANTS

As of September 30, 2007, all outstanding warrants had been canceled. The following represents a summary of the warrants outstanding as of September 30, 2007 and 2006, respectively:

	September 30, 2007		September 30, 2006
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding, beginning of period	0	$0	150,000	$2.00

Granted	0	0	0	0
Expired/forfeited/exercised	0	0	0	0

Outstanding, end of period	0	$0	150,000	$2.00

Weighted average fair value of warrants granted		$0.00		$0.00

The outstanding warrants at September 30, 2006 were all held by stockholders.

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

Until August 16, 2007, most of the Company’s common stock was held by insiders and persons who acquired shares in private offerings. These are “restricted securities” as that term is defined in Rule 144 promulgated under the Securities Act. The Company has not declared or paid any dividends on its common stock to date, and there is no assurance that the Company will ever be able to pay dividends in the future.

During the year ended December 31, 2006 or the nine month period ended September 30, 2007, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	September 30,	September 30,
	2007	2006
Numerator for basic and diluted loss per share
Net loss	$18,689	$(6,486)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.00)	$(0.00)

NOTE E - RELATED PARTY TRANSACTIONS

Provision of Working Capital

Since its inception, the Company has not generated sufficient working capital to cover the cost of its operations. Therefore, the Company’s former founder, director and chief executive officer, Mr. Torbjorn B. Lundqvist (the “Lundqvist”) has, from time to time, provided working capital through his privately-held marketing company (the “Marketing Company”). The Marketing Company paid certain liabilities on behalf of the Company which were charged back to the Company and are included in due to related party and totals $0 at August 16, 2007. All cash amounts additionally advanced to the Company as a loan from the Marketing Company are reflected in loan payable, stockholder and total $428,106 as of August 16, 2007. The Company reimbursed the Marketing Company for actual interest paid on these advances which ranges from nine percent (9%) to twenty percent (20%) per annum. Interest reimbursed on these advances totaled $14,485 for the nine months ended September 30, 2007. All the payroll and related expenses as of August 16, 2007 in the amount of $834,974 were owing to Lundqvist. All of these related party payables were forgiven by Lundqvist in accordance with Lundqvist Purchase Agreement as discussed below.

Change of Control and Disposition of Assets

On August 16, 2007, the Company and Lundqvist, the Company’s then principal stockholder and officer and director entered into and closed a Securities Purchase Agreement (the “Lundqvist Purchase Agreement”) with OncoVista, Inc. (“OncoVista”) whereby Lundqvist sold 9,562,728 (or 14,095,212 after giving effect to the forward split that became effective on October 22, 2007) shares (the “Lundqvist Shares”) of Company common stock to OncoVista for cash consideration of US$667,000 (the “Cash Consideration”). Simultaneous with the Lundqvist Agreement, OncoVista entered into Share Sale/Purchase Agreements with a number of the Company’s minority shareholders whereby such minority shareholders sold to OncoVista an aggregate of 1,401,123 (or 2,065,218 after giving effect to the forward split that became effective on October 22, 2007) of the Company’s shares (the “Minority Stockholder Shares”) of Common Stock. Payment for the Minority Stockholder Shares was paid out of the Cash Consideration.

In connection with the Lundqvist Purchase Agreement, (i) the Company sold and transferred to Lundqvist all of the shares of capital stock of Automotive Upgrade Technologies, Inc. (“AUT”) a Nevada corporation and a former wholly owned subsidiary, (ii) Lundqvist forgave any related party debt owed by the Company to him, (iii) Lundqvist terminated the license agreement granting the Company worldwide marketing rights for an electronic tire valve cap without any further consideration from the Company and Lundqvist waived all amounts that would otherwise be due or payable, or become due or payable thereunder by the Company, and (iv) Lundqvist and AUT agreed to indemnify and hold harmless the Company, OncoVista and its control persons, among others, against liability arising out of AUT or Company products, if any, prior to the closing of the Lundqvist Purchase Agreement. As a result of the termination of the license, the Company ceased business operations and became a “shell company”.

NOTE F.  DISCONTINUED OPERATIONS

On August 16, 2007, the Company ceased all operations and discontinued all previous business activities.

The following Balance Sheet and Statements of Operations gives effect to the discontinuance of operations as of August 16, 2007 and the accrual of post discontinued accounting fees and the impact of those discontinued operations on the financial statements at September 30, 2007 and 2006.

Balance Sheet information:

	September 30, 2007	Adjustments	Discontinued
ASSETS

Current Assets:
Cash	$0	$5,268	$5,268
Accounts receivable, net	0	6,786	6,786
Inventories	0	7,041	7,041
Other	0	5,807	5,807
Assets of discontinued operations	0	0	0
Total Current Assets	0	24,902	24,902

Equipment, net	0	13,493	13,493

TOTAL ASSETS	$0	$38,395	$38,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$0	$576,262	$576,262
Accrued expenses and other liabilities	0	1,439,959	1,439,959
Liabilities of discontinued operations	0	0
Total Current Liabilities	0	2,016,221	2,016,221

Stockholders’ Deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,457,750 shares issued and outstanding at September 30, 2007	1,010,851	0	1,010,851
Retained earnings	(1,010,851)	(1,977,826)	(2,988,677)

Total Stockholders’ Equity	0	(1,977,826)	(1,977,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0	$38,395	$38,395

Statement of Operations Information:

	For the nine months ended September 30, 2007
		Adjustments		Discontinued
Revenue	$112,256		$(112,256)		$0
Cost of Revenue	51,604		51,604		0
Gross Profit	60,652		(60,652)		0

Operating expenses	(171,187)		171,187		0
Other income (expense)	(14,485)		14,485

Income from forgiveness and cancellation	1,933,007		(1,933,007)		0
Income taxes	0		0		0

Income (loss) from continuing operations	1,807,987		(1,807,987)		0

Income from discontinued operations, net of tax	0		0		0

Net Income	$1,807,987		$(1,807,987)		$0

Net income per share - Basic and diluted
Continuing operations	$0.00		$0.00		$0.00
Discontinued operations	0.17		0.17		0.16
		$	$	$
Basic and diluted weighted average number of common shares outstanding	11,457,750		11,457,750		0

	For the three months ended September 30, 2006
			Adjustments		Discontinued
Revenue	$14,016		$(14,016)		$0
Cost of Revenue	8,529		(8,529)		0
Gross Profit	5,487		(5,487)		0
Operating expenses	24,015		(24,015)		0
	(18,528)		(18,528)		0

Interest expense	(161)		161		0
Income (loss) from continuing operations	(18,689)		18,689		0
Income taxes (benefit)	0		0		0

Income from discontinued operations, net of tax	1,933,832		1,933,832		0

Net income	$1,915,143		$1,915,143		$0

NNet income (loss) per share - basic and diluted
Continuing operations	$0.00		$0.00		$0
Discontinued operation	$0.17		$0.17		0
		$	$	$
WWeighted average number of common shares outstanding - basic and diluted	11,457,750		11,457,750		0

NOTE G - SUBSEQUENT EVENTS

Forward Stock Split

Effective as of October 22, 2007, the Company increased the number of authorized shares of its common stock from 100,000,000 to 147,397,390 and completed a 1.4739739 for one forward split of the Company’s shares of common stock outstanding on such date.

Reverse Merger

On October 26, 2007, the Company entered into an Agreement and Plan of Merger with Oncovista Acquisition Corp. (“NewSub”), a wholly owned subsidiary, and OncoVista. On November 13, 2007, NewSub merged with and into OncoVista with OncoVista remaining as the surviving corporation. As a result of the merger, the Company ceased its status as a “shell company” whereby OncoVista became the wholly owned subsidiary of the Company and OncoVista’s existing business operations became the Company’s sole line of business. On the closing date of the merger, each outstanding share of common stock of the OncoVista was exchanged for one share of Company common stock such that OncoVista’s shareholders became holders of approximately 96.3% of the Company’s issued and outstanding capital stock. In addition, all shares acquired by OncoVista on August 16, 2007 were cancelled and retired. The reverse merger was accounted for as a reverse acquisition and recapitalization of OncoVista for financial accounting purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report.

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

As used in this Quarterly Report, the terms “we”, “us”, “our”, or the “Company” means Aviation Upgrade Technologies, Inc., unless otherwise indicated.

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

General. For the nine months ended September 30, 2007, we have generated $112,256 in revenue from the sale of our Air Alert Valve Cap product.

In April 2001, we acquired from Torbjörn B. Lundqvist (“Lundqvist”), our former founder, chief executive officer, director and majority shareholder, the marketing rights to an electronic tire valve cap for airplanes and automobiles that blinks if the tire pressure falls below an initially calibrated level.  Because the cost of insurance for marketing this item for airplane use is prohibitive given our current sales volume, we limit our production and marketing the product for automobiles. The product provides early warning of low pressure in tires which we believe will lead to safer travel in both these types of vehicles and better fuel efficiency in automobiles.  Once the tire is inflated to the appropriate pressure, the initial tightening of the cap onto the valve stem makes the valve cap memorize the tire pressure.  If the pressure in the tire drops by more than approximately four pounds per square inch, a red LED light will blink to indicate the need to check the tire pressure.  The licensing agreement has a term of five years and requires the payment of a license fee equal to 12% of the monthly gross profit from sales of the tire valve cap.  It also requires the reimbursement of research and development costs incurred by Lundqvist and the payment of ongoing development costs during the term of the agreement.  In addition, it stipulates the issuance of 50,000 shares of its common stock to one individual for efforts in co-designing the product and 1,000 shares of common stock to another individual for naming the product.

On August 16, 2007, we and Lundqvist entered into and closed a Securities Purchase Agreement (the “Lundqvist Purchase Agreement”) with OncoVista, Inc. (“OncoVista”) whereby Lundqvist sold 9,562,728 (or 14,095,212 after giving effect to the forward split that became effective on October 22, 2007) shares (the “Lundqvist Shares”) of our common stock to OncoVista for cash consideration of US$667,000 (the “Cash Consideration”). Simultaneous with the Lundqvist Agreement, OncoVista entered into Share Sale/Purchase Agreements with a number of our minority shareholders whereby such minority shareholders sold to OncoVista an aggregate of 1,401,123 (or 2,065,218 after giving effect to the forward split that became effective on October 22, 2007) of our shares (the “Minority Stockholder Shares”) of common stock. Payment for the Minority Stockholder Shares was paid out of the Cash Consideration.

In connection with the Lundqvist Purchase Agreement, (i) we sold and transferred to Lundqvist all of the shares of capital stock of Automotive Upgrade Technologies, Inc. (“AUT”) a Nevada corporation and a former wholly owned subsidiary, (ii) Lundqvist forgave any related party debt owed by us to him, (iii) Lundqvist terminated the license agreement granting us the marketing rights for the electronic tire valve cap without any further consideration from us and Lundqvist waived all amounts that would otherwise be due or payable, or become due or payable thereunder by us, and (iv) Lundqvist and AUT agreed to indemnify and hold harmless us, OncoVista and ours and their control persons, among others, against liability arising out of AUT or our products, if any, prior to the closing of the Lundqvist Purchase Agreement. As a result of the termination of the license, we ceased business operations and became a “shell company”.

Subsequently, on October 26, 2007, we entered into an Agreement and Plan of Merger with Oncovista Acquisition Corp. (“NewSub”), a wholly owned subsidiary, and OncoVista. On November 13, 2007, NewSub merged with and into OncoVista with OncoVista remaining as the surviving corporation. As a result of the merger, we ceased our status as a “shell company” whereby OncoVista became our wholly owned subsidiary and OncoVista’s existing business operations became our sole line of business. On the closing date of the merger, each outstanding share of common stock of the OncoVista was exchanged for one of our shares of common stock such that OncoVista’s shareholders became holders of approximately 96.3% of our issued and outstanding capital stock. In addition, all shares acquired by OncoVista on August 16, 2007 were cancelled and retired. The reverse merger was accounted for as a reverse acquisition and recapitalization of OncoVista for financial accounting purposes.

OncoVista is a biopharmaceutical company engaged in the development and commercialization of targeted cancer therapies both through the acquisition of rights to technologies and drugs from others and through the development of its own proprietary products. It intends to identify, develop, and rapidly commercialize innovative therapies for safer and more efficacious treatment of cancer. By commercializing its novel therapeutics, its plans to address a significant share of the U.S. market for cancer therapeutics that Frost and Sullivan currently estimates at $32 billion and expects to grow to $70 billion by 2010. In addition, its proprietary diagnostic technology facilitates stratification of clinical trial patients, as well as quantifies and predicts the response of patients to treatment. OncoVista believes that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and/or reduced toxicity.

Liquidity and Capital Resources.  The cash on hand as of September 30, 2007 was $0, as compared to $9,177 as of September 30, 2006.  Total current liabilities were $0 as of September 30, 2007, a $1,794,911 decrease over the prior year balance of $1,794,911, represented by the transfer of all liabilities to Lundqvist in connection with the Lundqvist Purchase Agreement as described above.  We had no working capital as of September 30, 2007, and we had an accumulated deficit of $1,010,851 as compared to an accumulated deficit of $2,747,403 at September 30, 2006.  We issued no common stock during the three months ended September 30, 2007.

Results of Operations-Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006. During the nine months ended September 30, 2007, we generated $112,256 in revenues from the sale of our product compared to $89,748 for the nine months ended September 30, 2006 due to an increase in marketing efforts.  Total operating expenses for the nine months ended September 30, 2007 were $171,187, compared to total operating expenses for the nine months ended September 30, 2006 of $161,318.  The increase resulted primarily from higher legal fees in connection with the Lundqvist Purchase Agreement.  In the nine months ended September 30, 2007, our net income was $1,807,987 compared to a net loss of $163,260 for the prior year period. The reason for the significant increase in net income is due to the forgiveness of debt to Lundqvist.

Results of Operations-Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006. During the three months ended September 30, 2007, we generated $14,016 in revenues from the sale of our product compared to $29,780 for the three months ended September 30, 2006 due to a lack of operating cash.  Total operating expenses for the three months ended September 30, 2007 were $24,015, compared to total operating expenses for the three months ended September 30, 2006 of $7,944.  The increase resulted primarily from higher legal fees in connection with the Lundqvist Purchase Agreement.  In the three months ended September 30, 2007, our net income was $1,915,143 compared to a net loss of $6,486 for the prior year period. The reason for the significant increase in net income is due to the forgiveness of debt to Lundqvist.

Off-Balance Sheet Arrangements.  There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3 - CONTROLS AND PROCEDURES

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would be made known to them by others.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

PART II

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Number	Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AVIATION UPGRADE TECHNOLOGIES, INC. Registrant

Date: November 19, 2007	By:	/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chief Executive Officer