Form 10QSB/A
period 2007-09-30
AVIATION UPGRADE TECHNOLOGIES INC
filed 2007-11-20
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB/A

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

See the accompanying notes to these condensed financial statements

AVIATION UPGRADE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(125,020)	$(163,260)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,172	12,998
Amortization of/write-off profit participation advances	(108,474)	(1,211)
Changes in operating assets and liabilities
Accounts receivable, net	23,062	(11,300)
Inventory	8,809	(4,548)
Prepaid expenses	1,447	1,837
Other assets	0	350
Accounts payable	(526,292)	(146,938)
Due to related party	0	6,502
Accrued payroll and related expenses	(739,836)	106,523
Customer deposits	(14,600)	0

Net cash used in operating activities	(1,468,732)	(199,047)

CASH FLOW FROM INVESTING ACTIVITIES
Disposition of equipment and tooling	(3,504)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder & write-off of stockholder payable	(468,973)	177,626
Common stock subscribed	0	0
Proceeds from issuance of common stock	0	0
Write-off royalty due to shareholder	748	0
Write off profit participation investments Increase in additional paid-in capital due to early extinguishment of debt	1,933,007	0

Net cash provided by financing activities	1,464,782	177,626

NET CHANGE IN CASH	(7,454)	(21,421)

CASH, beginning of period	7,454	30,598

CASH, end of period	$0	$9,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$14,485	$18,477
Cash paid during the period for taxes	$0	$0

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

NOTE B - WARRANTS

As of September 30, 2007, all outstanding warrants had been cancelled. The following represents a summary of the warrants outstanding as of September 30, 2007 and 2006, respectively:

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

During the year ended December 31, 2006 and the nine month period ended September 30, 2007, no common stock was issued.

NOTE D - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator for basic and diluted loss per share
Net loss	$(18,689)	$(6,486)	$(125,020)	$(163,260)

Denominator for basic and diluted loss per share
Weighted average shares	11,457,750	11,457,750	11,457,750	11,457,750

Basic and diluted loss per share
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

The following Balance Sheet and Statements of Operations gives effect to the discontinuance of operations as of August 16, 2007 and the accrual of post discontinued accounting fees and the impact of those discontinued operations on the financial statements at September 30, 2007.

Balance Sheet information:

	September 30, 2007	Adjustments	Discontinued
ASSETS

Current Assets:
Cash	$0	$5,268	$5,268
Accounts receivable, net	0	6,786	6,786
Inventories	0	7,041	7,041
Other	0	5,807	5,807
Assets of discontinued operations	0	0	0
Total Current Assets	0	24,902	24,902

Equipment, net	0	13,493	13,493

TOTAL ASSETS	$0	$38,395	$38,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$0	$576,262	$576,262
Accrued expenses and other liabilities	0	1,439,959	1,439,959
Liabilities of discontinued operations	0	0	0
Total Current Liabilities	0	2,016,221	2,016,221

Stockholders’ Deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,457,750 shares issued and outstanding at September 30, 2007 and additional paid in capital	2,943,858	1,010,851	1,933,007
Retained earnings	(2,943,858)	(2,988,677)	44,819

Total Stockholders’ Equity	0	(1,977,826)	(1,977,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0	$38,395	$38,395

Statement of Operations Information:

	For the nine months ended September 30, 2007
		Adjustments	Discontinued
Revenue	$112,256	$(112,256)	$0
Cost of Revenue	51,604	51,604	0
Gross Profit	60,652	(60,652)	0

Operating expenses	(171,187)	171,187	0
Other income (expense)	(14,485)	14,485

Income taxes	0	0	0

Income (loss) from continuing operations	(125,020)	125,020	0

Income from discontinued operations, net of tax	0	0	0

Net Income	$(125,020)	$125,020	$0

Net income per share - Basic and diluted
Continuing operations	$0.00	$0.00	$0.00
Discontinued operations	(0.01)	(0.01)	0

Basic and diluted weighted average number of common shares outstanding	11,457,750	11,457,750	0

	For the three months ended September 30, 2007
		Adjustments	Discontinued
Revenue	$14,016	$(14,016)	$0
Cost of Revenue	8,529	(8,529)	0
Gross Profit	5,487	(5,487)	0
Operating expenses	24,015	(24,015)	0
	(18,528)	18,528	0

Interest expense	(161)	161	0
Income (loss) from continuing operations	(18,689)	18,689	0
Income taxes (benefit)	0	0	0

Income from discontinued operations, net of tax	0	0	0

Net income (loss)	$(18,689)	$18,689	$0

NNet income (loss) per share - basic and diluted
Continuing operations	$0.00	$0.00	$0
Discontinued operation	$0.00	$0.00	$0

WWeighted average number of common shares outstanding - basic and diluted	11,457,750	11,457,750	0

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

Liquidity and Capital Resources.  The cash on hand as of September 30, 2007 was $0, as compared to $9,177 as of September 30, 2006.  Total current liabilities were $0 as of September 30, 2007, a $1,794,911 decrease over the prior year balance of $1,794,911, represented by the transfer of all liabilities to Lundqvist in connection with the Lundqvist Purchase Agreement as described above.  We had no working capital as of September 30, 2007, and we had an accumulated deficit of $2,943,858 as compared to an accumulated deficit of $2,747,403 at September 30, 2006.  We issued no common stock during the three months ended September 30, 2007.

Results of Operations-Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006. During the nine months ended September 30, 2007, we generated $112,256 in revenues from the sale of our product compared to $89,748 for the nine months ended September 30, 2006 due to an increase in marketing efforts.  Total operating expenses for the nine months ended September 30, 2007 were $171,187, compared to total operating expenses for the nine months ended September 30, 2006 of $161,318.  The increase resulted primarily from higher legal fees in connection with the Lundqvist Purchase Agreement.  In the nine months ended September 30, 2007, our net loss was $125,020 compared to a net loss of $163,260 for the prior year period.

Results of Operations-Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006. During the three months ended September 30, 2007, we generated $14,016 in revenues from the sale of our product compared to $29,780 for the three months ended September 30, 2006 due to a lack of operating cash.  Total operating expenses for the three months ended September 30, 2007 were $24,015, compared to total operating expenses for the three months ended September 30, 2006 of $7,944.  The increase resulted primarily from higher legal fees in connection with the Lundqvist Purchase Agreement.  In the three months ended September 30, 2007, our net loss was $18,689 compared to a net loss of $6,486 for the prior year period.

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

AVIATION UPGRADE TECHNOLOGIES, INC. Registrant

Date: November 20, 2007	By:	/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chief Executive Officer