Form 10KSB
period 2007-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2008-04-14
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-28347

ONCOVISTA INNOVATIVE THERAPIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0881303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Omicron Drive
Suite 104
San Antonio, Texas 78245
(Address of principal executive offices)

(210) 677-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year $1,821,040.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 29, 2008: $25,383,602 (7,810,339 shares at $3.25 per share).

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of February 29, 2008, 20,166,475 shares of common stock were outstanding.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). We make available on our website under “Investor Information/SEC Filings,” free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.oncovista.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Annual Report, the terms “we”, “us”, “our”, and “OncoVista” mean OncoVista Innovative Therapies, Inc. and our subsidiaries, OncoVista, Inc. (“OncoVista-Sub”) and AdnaGen A.G. (“AdnaGen”), unless otherwise indicated.

All dollar amounts refer to US dollars, unless otherwise indicated.

ITEM 1 - BUSINESS

Overview

We are a biopharmaceutical company engaged in the development and commercialization of targeted cancer therapies both through the acquisition of rights to technologies and drugs from others and through the development of proprietary products. We intend to identify, develop, and rapidly commercialize innovative therapies for the safer and more efficacious treatment and cure of cancer. By commercializing our novel therapeutics, we plan to address a significant share of the U.S. market for cancer therapeutics that Frost and Sullivan currently estimates at $32 billion and expects to grow to $70 billion by 2010. In addition, our proprietary diagnostic technology facilitates stratification of clinical trial patients, as well as quantifies and predicts the response of patients to treatment. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved patient outcomes and/or reduced patient toxicity.

We expect to be a major participant in the oncology arena through the successful development and commercialization of innovative therapies which, as a result of their lower toxicity and/or greater efficiency, will increase patient survival rates and enhance patient quality of life. In targeting compounds for acquisition, we focus on candidates that have been previously tested in human clinical trials or animal models, as well as technologies that may improve the delivery or targeting of previously tested, and in some cases marketed, anticancer agents. Our senior management team and our panel of internationally-recognized clinical advisors have made significant contributions to the development of leading drugs currently used in cancer treatment. Management, in conjunction with our advisors, will evaluate in-licensing candidates based on several criteria, including development and registration strategies to be employed, commercialization opportunities and competitive technologies being developed elsewhere.

Our primary therapeutic strategy is based on targeting the patient’s tumor(s) with treatments that will deliver drugs selectively based upon specific biochemical characteristics of the cancer cells comprising the tumor. Through a combination of licensing agreements as well as mergers and acquisitions, we have acquired the rights to several technologies with the potential to more effectively treat cancers and significantly improve quality-of-life for patients.

We intend to initiate a Phase II clinical trial program for our lead compound, OVI-237, during 2008. OVI-237 is a liposomal formulation of a potent inhibitor of thymidylate synthase (TS). In the second quarter of 2008, we plan to launch the Phase I/II clinical trial for Cordycepin (OVI-123) and, following completion of the Phase I portion of the trial, collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. We intend to commence human clinical trials within the next twelve months on our L-nucleoside conjugate candidate drug (OVI-117) which takes advantage of cancer cell membrane changes to allow for selective, site specific targeting. Finally, we have a proprietary screening technology for designing novel anti-tubulin (or anti-mitotic) agents and discovering variants of existing anti-tubulin agents which have improved specificity for the tumor cells being targeted. We anticipate that these new anti-tubulin drugs will elicit an improved clinical response and be less toxic. We intend to develop our key candidates into novel, highly efficacious therapies to be marketed by means of corporate alliances.

During the last three fiscal years we spent approximately $7.9 million on research and development.

Our Corporate Strategy

We have implemented a comprehensive, multi-faceted approach to candidate identification and product development in the oncology treatment and diagnostic market segments. Our strategic plan consists of the following elements:

•
Focused, Robust In-licensing Candidate Selection and Acquisition Program. We believe that the relationships and reputation of both our management and our clinical advisory board position us to be exposed to many acquisition and in-licensing opportunities that would not normally be available to a company of our size. In many instances, the acquisition of biopharmaceutical companies by larger companies has resulted in drug programs being delayed or discontinued, due to such factors as loss of internal sponsorship (not created at the acquiring company), a perceived lack of market size (the desire for $1 billion drugs) by the larger combined entity, or an overcrowded pipeline (too many product candidates to investigate, too many products to develop and a lack of sufficient resources). Indeed, the development of over 100 oncology compounds that had been on the development track have been delayed or discontinued. We view many of these product candidates, together with some of the 400 plus compounds in the development pipeline, as potential candidates for in-licensing.

By leveraging the experience of our management and clinical advisory board in selecting, developing and obtaining approval for many important chemotherapeutics, we believe that we will be able to discern those opportunities that truly possess the potential to become approved drugs within a targeted three-to-five year horizon. We involve our clinical advisory board in all major acquisition and in-licensing decisions. Given the experience and the active network of our management team and clinical advisory board, we expect to uncover many other promising candidates. Coupled with this we generally structure our in-licensing deals so that if the in-licensed technology fails to perform as represented, we are able to recover any payments made by us in acquiring the technology.

•	A Practical, Rational Approach to Drug Development. Our management is well versed in the nuances associated with successful execution of the drug development and registration process. Registration strategies will be designed to address those issues which are critical to achieving success with respect to both the acceptability of a specific plan in the eyes of the FDA and the achievability of that plan with respect to the designated end points for that phase of the clinical trial. Furthermore, wherever possible these strategies will be designed to take advantage of the FDA’s accelerated approval paths for certain drugs and/or orphan drug designation.

•
A Disciplined Internal Development Strategy for Therapeutics. Besides opportunistically evaluating candidates for potential in-licensing or acquisition, we possess two proprietary technologies which we believe will produce candidates for potential out-licensing. Both technologies target aspects of cell biology specific to most cancer cells, but not found in healthy cells. We expect these technologies to produce an array of candidates. We believe that, in many instances, the potential candidates will address opportunities with unmet needs, such as cancers which are very resistant to therapy or have high recurrence rates. In other instances, we believe that the candidates will address opportunities where the effectiveness of existing chemotherapeutics is hampered by the toxic side effects which the drugs produce. In these circumstances, we believe that by using our products in combination with existing drug therapies administered at lower dosage levels will produce comparable or improved effectiveness with diminished side effects versus the single agent. therapy.

Our L-nucleoside conjugate technology selectively targets certain cancer cell characteristics which make those cancer cells vulnerable to the actions of the drug, but leaves the healthy cells unaffected. In effect a new drug is created by conjugating an L-nucleoside to an existing chemotherapeutic agent that would be too toxic if delivered systemically. As this new drug selectively penetrates the cancer cell membranes and then enzymatically releases the cytotoxic drug at the targeted site, the L-conjugate induces cell death only at the desired site. Several product candidates have been evaluated by us and one candidate (OVI-117) has been tested in two animal models.

Our other platform technology relates to a proprietary database of tubulin isotypes as potential candidates for targeting by certain chemotherapeutics. Microtubules or tubulins, which are instrumental in cell mitosis, have been proven as cancer targets by drugs such as the taxanes. We intend to screen our proprietary database for candidates to be targeted either by drugs to be developed by us, or by drugs already developed by other companies that are not aware of the potential for selective tubulin targeting of their products. During the second half of 2008, we expect to identify our first antimitotic tubulin compound to take forward into the clinic.

•
An Integrated Diagnostics Strategy. AdnaGen’s proprietary diagnostics platform represents an opportunity to improve the probability of attaining FDA approval for our drugs. AdnaGen’s proprietary “combination-of-combinations” platform detects and analyzes circulating tumor cells for clinical diagnosis and staging. AdnaGen currently offers diagnostic products for colon and breast cancer diagnosis in the European market. AdnaGen’s platform is expandable to encode the markers for virtually all cancer types. These assays are highly specific and sensitive, with the ability to detect two circulating tumor cells per 5ml of blood (which contains approximately 10[7] normal nucleated cells) at a 95+% likelihood, thereby enabling the reproducible detection of low levels (better than 1 part per million) of circulating tumor cells in the blood. As part of our oncology drug development process, we expect to employ AdnaGen’s diagnostic technology to design clinical trial protocols to stratify the patient population to exclude patients least likely to respond based on expression of specific tumor associated biomarkers. In addition, these tests will provide insight into the state of the metastatic process thereby enabling the monitoring of disease progression as well as the effectiveness of treatment regimens.

Merger and Private Placement

On August 16, 2007, OncoVista-Sub acquired from Torbjorn Lundqvist (“Lundqvist”) and a number of minority stockholders an aggregate of 10,963,851 shares of our common stock (or 16,160,430 shares of our common stock after giving effect to the forward split that went effective on October 22, 2007) constituting approximately 95.7% of our then issued and outstanding capital stock. In connection with OncoVista-Sub’s acquisition of our shares, the license agreement with Lundqvist granting us worldwide marketing rights for an electronic tire valve cap was terminated and all shares of Automotive Upgrade Technologies, Inc., formerly a wholly owned subsidiary of ours, were transferred to Lundqvist. As a result of the termination of this license, we ceased business operations.

On October 26, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OncoVista Acquisition Corp. (“NewSub”), our then wholly owned subsidiary, and OncoVista-Sub. On November 13, 2007, NewSub merged with and into OncoVista-Sub with OncoVista-Sub remaining as the surviving corporation (the “Merger”). As a result of the Merger, OncoVista-Sub became our wholly-owned subsidiary and OncoVista-Sub’s existing business operations became our sole line of business. On the closing date of the Merger, each outstanding share of common stock of OncoVista-Sub was exchanged for one share of our common stock such that OncoVista-Sub's shareholders became holders of approximately 96.3% of our then issued and outstanding capital stock. In addition, all our shares acquired by OncoVista-Sub on August 16, 2007 were cancelled and became authorized but unissued shares of our common stock.

The Merger was accounted for as a reverse acquisition and recapitalization of OncoVista-Sub for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements for periods prior to the Merger are those of OncoVista-Sub and have been recorded at the historical cost basis of OncoVista-Sub, and our consolidated financial statements for periods after completion of the Merger include both our and OncoVista-Sub’s assets and liabilities, the historical operations of OncoVista-Sub and our operations from the closing date of the Merger.

In contemplation of the Merger, on August 15, 2007, OncoVista-Sub completed the closing of a private placement (the “2007 Private Placement”) whereby it sold to accredited investors a total of 970,712 units at $7.00 per unit, each unit consisting of four shares of OncoVista-Sub common stock and a warrant to acquire one share of OncoVista-Sub common stock. The net proceeds of the private placement after payment of placement agent fees and other expenses was approximately $6.2 million. In connection with the private placement, OncoVista-Sub issued warrants to its placement agent, Maxim Group, LLC, to acquire 278,857 shares of OncoVista-Sub common stock. The warrants and placement agent warrants (collectively, the “Warrants”) are exercisable through August 15, 2012 at the exercise price of $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations and mergers. The Warrants may also be exercised on a cashless or net issuance basis if after August 15, 2008 there is no effective registration statement covering the resale of the shares of common stock and shares underlying the warrants. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC.

As a result of the Merger, all shares issued in the 2007 Private Placement were exchanged for our shares of common stock and the Warrants became exercisable for shares of our common stock.

Our Current Product and Product Candidate Pipeline

Our current portfolio of compounds and technologies under development or planned development include:

•	Liposomal TS Inhibitor;
•	Cordycepin;
•	L-Nucleoside Conjugates;
•	Novel Tubulin Isotype-Specific Anti-Mitotics; and
•	Monitoring of Drug Performance (AdnaGen Oncology Diagnostics).

The following table summarizes the status of our various pre-clinical and clinical development programs underway, including both chemotherapeutic agents and oncology diagnostic products:

Program	Indication	Status	Planned Activities	Commercial Rights
Liposomal TS Inhibitor (OVI -237)	Metastatic Solid Tumors	Phase II Clinical Development	Phase II Clinical Trial to be initiated in Second Half of 2008	OncoVista-Sub
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received;	Phase I/II Trial to be initiated in Second Quarter of 2008	OncoVista-Sub
L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Anticipated IND Filing in the Second Quarter of 2008 to Commence Phase I Trial	OncoVista-Sub
Tubulin Isotype-Specific Anti-Mitotics	Solid Tumors Expressing Specific Tubulin Isotypes	Pre-Clinical Development;	Design and Testing of Candidate Compounds; Lead Selection by the end of 2008	OncoVista-Sub
AdnaGen Diagnostic Products	Metastatic Solid Tumors	Tests Commercialized in EU for Colon and Breast Cancer	Seeking Approval of Breast Test in the United States	Gen-Probe (bladder & prostate); AdnaGen (all other indications)

The following sections discuss various aspects of our portfolio of drug candidates and their respective therapeutic characteristics in more detail.

Liposomal Thymidylate Synthase (TS) Inhibitor (OVI-237) (solid tumors)

OVI-237 is our most advanced clinical stage drug. It was obtained in November 2007 as a result of an exclusive worldwide licensing agreement with OSI Pharmaceuticals (Melville, New York).

The drug was previously known as “OSI-7904L” and has been studied in a broad range of preclinical studies as well as several Phase I and Phase II human clinical trials.

OVI-237 is a liposome encapsulated formulation of a potent thymidylate synthase inhibitor (TSI) with activity at picomolar concentrations. Salient features of OVI-237 include:

•	Most potent TSI in its class;
•	Liposome formulation enhances pharmacokinetics: long half life in plasma;
•	Unique biodistribution profile; enhanced accumulation and tumor residence time;
•	No requirement for polyglutamation for anti-tumor activity;
•	Independent of dihydropyrimidine dehydrogenase (DPD) activity;
•	No requirement for folate supplementation;
•	No requirement for leukovorin;
•	Manageable toxicity profile as a single agent and in combination with oxaliplatin and cisplatin;
•	More convenient dosing schedule with a 30 minute IV infusion compared to 24-48 hour 5-FU dosing schedules;

Approximately 150 patients have been treated with the drug in various Phase I and Phase II trials and the results can be summarized as follows:

•	In a Phase I trial (OVI-237 as a single agent), 11 out of 31 patients experienced stable disease (SD);
•	In a Phase I trial (OVI-237 in combination with cisplatin), 3 patients (2 breast and 1 gastric cancer; out of 27 patients total) experienced a partial response (PR) and 9 patients had SD;
•	In a Phase I study (OVI-237 in combination with oxaliplatin), 14 patients with colorectal cancer were treated, 2 patients experienced a PR and 11 had SD;
•
In a Phase II study (OVI-237 as a single agent) in patients with locally advanced or metastatic adenocarcinoma of the stomach or gastroesophageal junction, 46 patients were treated and evaluable; there was 1 complete response (CR), 7 PRs and 21 SDs;

•
In a randomized, open label, Phase II study of OVI-237 vs. 5-FU/LV as first-line treatment in patients with unrespectable, locally advanced or metastatic adenocarcinoma of the biliary tract, 11 patients were treated in each arm and no responses were seen in the OVI-237 arm;

•
In a Phase II trial (single agent) of OVI-237 in patients with locally advanced or metastatic squamous cell carcinoma of the head and neck who have failed first line therapy, 10 patients were treated and 4 SDs were seen.

From the responses seen in previous trials, we believe that the drug has intrinsic anti-tumor activity and that the key to successful clinical development leading to registration will depend upon increasing response rates among the clinical trial participants. To this end, we plan to utilize the AdnaGen technology for characterizing biomarkers in circulating tumor cells to identify patients most likely to respond to therapy and to monitor the effectiveness of treatment.

We plan to initiate a new Phase II clinical development plan during the second half of 2008. Although it has yet to be finalized, we believe that the initial studies may be in metastatic breast cancer or gastrointestinal cancer.

Cordycepin (OVI-123) (TdT-Positive Refractory Leukemias)

The American Cancer Society estimated that 44,270 new leukemia cases would be diagnosed in 2008 in the U.S. While 200,000 individuals are living with, or are in remission from, leukemia in the U.S., the annual mortality rate is nearly 22,000. The four broad classifications of leukemia are:

•	Acute lymphocytic leukemia (“ALL”);
•	Chronic lymphocytic leukemia (“CLL”);
•	Acute myelogenous leukemia (“AML”); and
•	Chronic myelogenous leukemia (“CML”).

Cordycepin, which was obtained through OncoVista-Sub’s acquisition of Aengus Pharmaceuticals, Inc., was our first clinical-stage development compound. We are developing Cordycepin as a treatment option for certain leukemia patients that are either refractory to currently-used chemotherapeutics or have experienced a relapse. Cordycepin depends upon the presence of a DNA polymerase, known as terminal deoxynucleotidyl transferase (TdT), for our therapeutic activity. Approximately 95% of ALL patients express TdT, and approximately 10% of the AML cases express TdT. The range of CML cases that express TdT has been estimated at between 0% and 55% in scientific literature with an average of 21% among the cited articles. Generally, the TdT-positive patients that would either be refractory or have experienced a relapse are older adults.

Opportunity

Leukemia is a malignant cancer of the bone marrow and blood. Leukemia is characterized by the uncontrolled accumulation of blood cells and is categorized as either lymphocytic or myelogenous, either of which type can be acute or chronic. The terms lymphocytic and myelogenous denote the type of blood cell affected (lymphocytic involving lymphocyte cells in bone marrow and myelogenous implicating other blood cells). Acute leukemia is a rapidly progressing disease that results in the accumulation of immature, functionless cells in the marrow and blood, thereby resulting in a condition whereby the marrow often can no longer produce enough normal red blood cells, white blood cells and platelets. Anemia, a deficiency of red cells, develops in virtually all leukemia patients, and the lack of normal white cells impairs the body’s ability to fight infections. A shortage of platelets results in bruising and easy bleeding. Chronic leukemia, on the other hand, progresses more slowly and allows greater numbers of more mature, functional cells to be made.

While AML and CML have been cancers primarily of adults, with prevalence rates of 94% for AML in adults over the age of 20 and 97% for CML in adults over 20, ALL is more evenly distributed between adults and children. Approximately 65% of new cases diagnosed with ALL are in children under the age of 20, and while the treatment outcomes for ALL in children have generally been favorable with a five-year survival rate of 86% for children under the age of 15, the treatment response rates for adults have resulted in a lower overall five-year survival rate of 65%. Given the toxic profile of the treatment regimens for both adults and children, we believe that Cordycepin, as a TdT-dependent agent, could be used as part of a combination therapy regimen in order to minimize toxicities to both age groups while maintaining effectiveness.

Market

Currently, approximately 50 different drugs are being used to treat leukemia. In the past decade, several important new drugs and new uses for existing drugs have greatly improved cure rates or remission duration for some patients. Because of the likelihood of increased toxicity for standard- or lower-risk childhood ALL patients, most centers treat these patients with a less intense treatment regimen than the four- or five-dose treatment regimen used for higher risk patients This regimen generally results in a complete remission rate of 95%. For adult ALL patients, the treatment regimen is similar to the childhood treatment regimen; however, for the 60% to 80% demonstrating remission during induction, the median remission duration is approximately 15 months. Unfortunately, those patients experiencing a relapse can succumb within one year.

AML treatment should be sufficiently aggressive to achieve complete remission since partial remission offers no substantial survival benefit. Initial therapy typically results in 60% to 70% of adults attaining complete remission during the induction phase. However, with an overall five year survival rate of 20%, the long-term prognosis in general is not good for adult AML patients. Unfortunately, while AML is a cancer of older adults, because of the therapy’s toxicity (from myelosuppression and increased risk of infection), induction chemotherapy is not generally offered to the very elderly.

Gleevec®, the standard primary course of treatment in CML, inhibits an enzyme (bcr-abl tyrosine kinase) resulting from the defective gene translocation. By selectively inhibiting the activity of this enzyme, Gleevec® offers dramatic advantages to patients, including decreased side effects, few adverse effects on normal tissues and a very high response rate. The effectiveness and tolerance of older patients and the projections from the first several years of clinical trials suggest that the drug will prolong the duration of hematological remission and extend the patient’s life, when compared to former therapies.

Similar to Gleevec®, our Cordycepin selectively targets cells expressing a specific enzyme involved in the disease’s pathway. In this case, Cordycepin is targeting cells expressing TdT. With an addressable patient population consisting primarily of 46,000 individuals with CML, Gleevec® has been projected to achieve over $2.7 billion in revenues by 2008 according to Merrill Lynch estimates. With an addressable patient population for Cordycepin in leukemia patients nearly half the addressable population of Gleevec®, we believe that our product possesses a significant upside potential.

Clinical Development

Cordycepin has been studied in a National Cancer Institute-sponsored Phase I clinical trial for treating TdT-positive ALL leukemia patients. The therapy depends upon the presence of TdT for our activity. TdT is a polymerase expressed in immature, pre-B, pre-T lymphoid cells, and acute lymphoblastic leukemia/lymphoma cells. TdT, and similar enzymes found in fungi and parasites, recognize Cordycepin and its analogues and add them onto growing nucleic acid chains thereby terminating synthesis of the nucleic acid and replication of the cell. Importantly, TdT expression in normal human tissue is limited to primitive lymphoid cells in the bone marrow and thymus, so most normal cells in the body are unaffected by the drug. In addition to effectively treating TdT-positive ALL and CML, Cordycepin can also be used to treat diffuse high-grade lymphoblastic lymphoma, which also expresses TdT.

In a biological system, Cordycepin is converted to 3’-deoxyinosine by the enzyme adenosine deaminase (“ADA”), so Cordycepin must be administered with an ADA inhibitor, such as deoxycoformycin (Nipent® or pentostatin) to protect Cordycepin and allow it to maintain its antileukemia activity. If the Phase I/II trial of Cordycepin demonstrates adequate safety and efficacy, we intend to develop an ADA-resistant analog of Cordycepin in order to eliminate the need for co-administration of deoxycoformycin. In the meantime, we plan in the first quarter of 2008 to initiate a Phase I/II trial based on the "original" ADA-sensitive compound.

The initial Phase I clinical trial data for the combination therapy were obtained in an ALL study of fourteen patients between 1997 and 2000. No Cordycepin-related adverse events were noted. Biological activity in the last three patients of the escalating dosing study was noted by the transient clearing of peripheral blood blasts.

As of May 2007, we have an open IND and in addition, in July 2007, our request for Orphan Drug designation for Cordycepin was granted. The clinical trial is expected to commence in the second quarter of 2008. The trial will take place at two centers (The Dana Farber Cancer Institute and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio) and will involve the enrollment of up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study will be to determine the maximally tolerated dose (MTD) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects. Secondary objectives will include assessing the pharmacokinetics/pharmacodynamics, assessing efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by Day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.

L-Nucleoside Conjugate (OVI-117)

Compounds evolving from our L-nucleoside conjugate technology take advantage of cell membrane changes that differentiate cancerous cells from healthy cells. This anomalous characteristic of cancer cell membranes presents a unique opportunity for targeting these cells with new products which are uniquely designed cytotoxic nucleosides that selectively enter cancerous cells. After entering the cancer cells, these compounds are enzymatically cleaved to release their cytotoxic agents causing the death of the cancer cell. The membranes of healthy cells deny the L-nucleoside entry, so that cancerous cells are preferentially killed. We believe that there should be reduced side effects which lead to toxicity. Its drug candidates using L-nucleoside conjugates have demonstrated efficacy in cell lines for colorectal, pancreas, melanoma, leukemia and prostate cancers. Although OVI-117 has shown anti-tumor activity in animal models of several human cancers (including breast, prostate and colon), our initial target indication is expected to be colorectal cancer.

The L-nucleoside conjugate technology was obtained through an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International, Inc. relating to L-Nucleosides and their conjugates. Alexander L. Weis, Ph.D., a member of the board of directors, Chief Executive Officer, President and Secretary is the ultimate beneficial owner of Lipitek International, Inc. and Lipitek Research LLC. Dr. Weis has agreed not to vote as a director in connection with any matter relating to Lipitek.

Opportunity

Colorectal cancer is the third most common form of cancer, and diagnosis of localized colon cancer is typically made by means of colonoscopy. Symptoms of colorectal cancer include:

•	Change in bowel habits as seen by changes in frequency (due to either constipation or diarrhea), changes in stool caliber and changes in stool consistency;
•	Blood in stools (melena, hematochezia);
•	Bowel obstruction (rare) by the tumor;
•	Anemia, with symptoms such as tiredness, malaise, pallor; and
•	Unexplained weight loss.

The absence of discernable symptoms in the early stages of this disease is one reason why periodic screening with fecal occult blood testing and colonoscopy is so widely recommended.

For 2008, in the United States, the American Cancer Society estimates there will be 148,810 new colorectal cancer cases of which colon cancer accounted for 108,070 cases. Colon cancer is a highly treatable and often curable disease when diagnosed early and localized to the bowel. When detected at its earliest stage (Dukes’ A) as an in situ tumor, the curative rate for colon cancer approaches 90%, or 5 times the curative rate for colon cancers detected at a later stage. Unfortunately, 40% to 50% percent of patients have metastatic disease at the time of diagnosis after many of the above symptoms have been exhibited. Surgery is the primary form of treatment and is typically followed by a regimen of chemotherapy. Despite the fact that a majority of patients have the entire tumor removed by surgery, as many as 50% to 60% will ultimately die from either the metastatic colon cancer or from a recurrence. Deaths from colorectal cancer are estimated to be 49,960 in 2007 in the United States.

Market

Standard treatment for patients with colon cancer has been open surgical resection of the primary and regional lymph nodes for localized disease. Surgery alone is curative in 25% to 40% of highly selected patients who develop resectable metastases in the liver and lung.

For 60% to 75% of the patients with colorectal cancer for whom surgery alone is insufficient to achieve a cure, adjuvant chemotherapy utilizing such extremely cytotoxic regimens as 5-FU based therapies, irinotecan or oxaliplatin are employed. However, due to the non-specific nature of these drugs (which attack both healthy and cancerous cells), the side effects profile includes severe diarrhea, neuropathy, nausea, neutropenia and fatigue. The median survival of these patients has improved from approximately 12 months in the mid-1990s to more than 20 months in 2003. The industry continues to research treatment methods that can improve upon both the length of survival and reduce the toxicity profiles.

Clinical Development

We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside to the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. OVI-117 is currently undergoing the GLP animal drug safety studies that are necessary prior to submission of an IND. Once the drug safety studies are completed, we can compile the IND for submission to the FDA, which is a key step to conducting human clinical trials.

We believe that OVI-117 should be ready to enter Phase I clinical trials in approximately 9 to 12 months. Additional pre-clinical work to be completed prior to IND submission includes formulation and stability studies, as well as preparation of clinical trial material (sterile filling).

Tubulin Isotype-Specific Anti-mitotics

We are currently evaluating several candidates as part of our research and development in this area. By the end of 2008, we expect to identify a lead compound in a family of novel chemotherapeutic compounds capable of distinguishing among the different forms (isotypes) of tubulin, a subunit protein of microtubules which play a critical role in the lives of cells. When a cell divides, microtubules constitute the mitotic spindle, and when a cell is not dividing, microtubules form a sub-cellular network that is responsible for various cellular activities such as respiration, protein synthesis, waste elimination, etc. Drugs that bind to tubulin are capable of interfering with microtubule dynamics and thereby preventing cells from dividing. Some of the most commercially successful anti-cancer drugs (the taxanes and Vinca alkaloids, for example) are members of this class of compounds.

One of our goals is to use rational drug design to create better drugs than the present ones. Using a proprietary database of 500 different tubulin structures, we are identifying, synthesizing and screening newly created drugs designed to be highly specific for isotypes that are prevalent in cancers and rare in normal cells. The database contains proprietary information regarding tubulin structures in human and other eukaryotic cells (i.e., cells with nuclei and organelles) that we believe were previously unknown to medical science. This combination of information regarding chemical structure and oncological activity opens the door to dramatic changes in drug design, through supercomputer-assisted screening procedures. We believe that access to this proprietary in silico technology will help us to develop new drugs more quickly, thereby improving time to market and saving millions of dollars in unfocused laboratory screening and optimization.

Our proprietary database also has significant value for use in repositioning existing compounds to develop new cancer treatments. The database was developed through large-scale computational modeling of cellular components, cancer processes and treatments. We believe that the resulting drugs should be more effective against tumors by targeting the microtubule isotypes which are preferentially expressed in cancers. Additionally, side effects should be limited as the targeted isotypes occur in very few healthy tissues, thereby allowing the use of high therapeutic doses with minimized associated toxicity.

The first series of compounds in a series of tubulin isotype-specific drugs has been designed and synthesized. These drugs are designed to not bind the type of tubulin which is associated with hematopoetic cells, and are thus intended to reduce myelosuppression. These candidates are currently undergoing in vitro evaluation for binding affinity. Computer-assisted in silico testing is also underway. By using our resources efficiently, we expect by the end of 2008 to select a lead candidate which we will take into the lab for detailed study.

AdnaGen Diagnostic Products

We believe one of our key differentiators is our ability to detect and recognize the expression of markers in patients with metastatic cancer. In order to prescribe an optimal chemotherapy regimen, the oncologist must obtain pertinent diagnostic and staging information for the patient’s cancer. In addition to analyzing the cancer cells under a microscope to diagnose the cancer, the pathologist also determines the stage of the cancer by assessing the aggressiveness of the cancer cells (i.e., staging) and by using a variety of clinical measures such as size, how deeply the tumor has invaded tissues at the site of origin, and the extent of any invasion into surrounding organs, lymph nodes or distant sites. Patient history, physical signs, symptoms, and information obtained from existing tests are also evaluated and considered.

The administration of cytotoxic drugs (by means of chemotherapy) after surgery and/or radiation therapy aims to kill remaining cancer cells and to reduce recurrence risk. Since many more lives are claimed by metastatic cancers than by primary cancers, the early detection of metastatic tumor cells can mean the difference between life and death in certain instances. However, patients experience a wide range of side effects due to the long-term exposure to chemotherapy, including infection, pain in the mouth and throat, weight loss, fatigue, hair loss, cognitive impairment, cardiac tissue damage and infertility. The overall benefits of chemotherapy vary significantly across cancer populations and the benefits of treatment do not always justify the cost of the therapy or offset the physical and mental burden patients endure. In addition to the above considerations in assessing the benefits versus the costs of treatment, the oncologist needs specific grading and staging information to assess the likelihood of reoccurrence.

Balancing the need to kill as many cancer cells as possible against the patient’s tolerance of toxicities presents a major challenge. While the oncologist might need specific diagnostic and staging information to optimally treat the patient, many of the tools available to the radiologist or pathologist are constrained by their ability to determine that needed information. A test to detect metastatic tumor cells as early as possible could dramatically increase the probability of long-term survival. Unfortunately, because tumor pathology and staging are heavily dependent on visual assessment and human interpretation, many patients are misclassified as high risk when they are truly low risk for recurrence or low risk when they are high risk for recurrence, resulting in over-treatment for some and under-treatment for others.

An ability to detect meaningful serum tumor markers in a quantitative manner would significantly improve the treatment process on two fronts. First, early detection of circulating tumor cells would enable a diagnosis of relapse and enable the earlier commencement of treatment resulting in favorable outcomes. Second, the detection of certain tumor markers would facilitate stratification of patient populations into groups most likely to respond to a dosing regimen. For those patients who possess a genetic predisposition that precludes them from responding to cytotoxic drugs, initial determination would eliminate the unnecessary side effects associated with a treatment that will have no benefit to the patient.

In December 2005, OncoVista-Sub acquired a controlling (51%) interest in AdnaGen, a research and development company based in Langenhagen, Germany. AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells. In December 2007, OncoVista-Sub purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen, for consideration of $599,241. As a result of the purchase, OncoVista-Sub now owns approximately 85% of AdnaGen. Effective April 1, 2008, Dr. Wolfram Rodatz became the Chief Executive Officer of AdnaGen.

AdnaGen’s proprietary assay technology has demonstrated the sensitivity and selectivity required to detect a low number of cancer cells circulating among healthy cells (at levels of roughly one part per million) early in the metastatic process, thereby improving the patient’s chances of survival. AdnaGen’s proprietary “combination-of-combinations” approach led to the first commercial product that provided a complete solution for the detection and analysis of circulating tumor cells (CTCs) for clinical diagnosis. The technology also provides quantitative parameters for the prognosis of disease progression. AdnaGen currently markets AdnaGen kits for metastatic colon and metastatic breast cancer diagnosis in Europe. AdnaGen’s platform is expandable to encode the markers for virtually all cancer types. These assays have a specificity of greater than 95% at a sensitivity of two tumor cells per 5ml of blood, enabling the reproducible detection of low levels of circulating tumor cells in the blood.

The advantages of this diagnostic technology includes:

•	Novel and highly sensitive detection of circulating tumor cells;

•	Early detection of metastatic cancer;

•	Monitoring of treatment efficacy; and

•	Selection and stratification of clinical trial participants and patients.

AdnaGen’s technology could also be utilized in clinical trials to aid in determining the optimal patient population and in assessing the effectiveness of a drug in development. By utilizing tumor markers to determine patient exclusion standards in a trial’s protocol and thereby target the patients expected to demonstrate optimal response, the probability of attaining FDA approval could be enhanced. In addition, the detection of tumor markers could be used to gauge the effectiveness of a patient’s treatment. This ability to measure the effects of a chemotherapy regimen could be extended to the oncologist’s office.

AdnaGen and OncoVista-Sub submitted a package of data to the FDA in May 2007 as a prelude to discussing with the FDA its proposed development path for gaining approval to use the AdnaTest for breast cancer in the United States. In collaboration with Dr. H. Fritsche and Dr. M. Cristofanilli at MD Anderson Cancer Center in Houston, a study of more than 50 metastatic breast cancer patients generated strong data in support of our molecular test when compared to the currently approved immunochemical test.

We have exclusive, worldwide rights for the use of the AdnaGen technology in oncology drug development. Business development efforts have been initiated with several major pharmaceutical companies.

Innogenetics Partnership

In January 2007, AdnaGen entered into a distribution agreement with Innogenetics giving Innogenetics the exclusive right to commercialize the AdnaGen kits in the European market. In September 2007, AdnaGen entered into a license agreement with Innogenetics granting Innogenetics the right to use AdnaGen technology in adapting Innogenetics’ proprietary strip detection technology after successful feasibility studies. The new strip-based test is planned to be on the European market in 2009. AdnaGen is entitled to a royalty payment based on sales of the product.

Gen-Probe Partnership

In December, 2004, AdnaGen licensed their technology to Gen-Probe, Inc. with respect to quantitative detection of specific cells.

Under the terms of the agreement, Gen-Probe will gain exclusive access to AdnaGen technology for molecular diagnostic tests for prostate and bladder cancers. Gen-Probe paid AdnaGen a license fee in 2005. The agreement also includes additional milestone payments based on certain regulatory and commercial events. In addition, Gen-Probe will pay AdnaGen royalties on sales of any products developed using AdnaGen’s technology.

We are currently in discussion with Gen-Probe with respect to the future of these options. AdnaGen and Gen-Probe are in the final stages of establishing a research and development partnership for detection of circulating tumor cells in blood and urine.

Drug Development Expertise and Capabilities

The strength of our senior management team and our clinical advisory board is in the breadth and depth of their experience in developing chemotherapeutics. We believe that the quality of our senior management team and clinical advisory board rivals that of any other oncology-focused pharmaceutical company, regardless of size.

Drs. Weis, Levenson and Noel each bring over 20 years of extensive experience in the biotechnology and pharmaceutical industries to us. Dr. Weis, our Chief Executive Officer and founder of OncoVista-Sub, was a co-founder of ILEX Oncology. Dr. Levenson, our Chief Technical Officer, has previously held senior positions at ILEX Oncology, Roche Molecular Systems and Cetus Corporation. Dr. Noel, our Director of Regulatory Affairs, has held senior positions at Cetus, Alpha Therapeutics and Abbott Biologics.

The clinical advisory board includes industry opinion leaders and oncologists with practical, relevant regulatory expertise, who can map out the very efficient registration strategies. Many individuals on the clinical advisory board have been instrumental in the development of such primary chemotherapeutics as Taxol®, Taxotere®, Oxaliplatin, Hycamtin®, Paraplatin®, Campath® and Tarceva®. As can be seen from the biographies below, these individuals have experience very pertinent to our business.

Cancer drug development presents unique challenges in clinical development and registration. Obtaining marketing approval for a new drug depends upon the drug’s successful attainment of significant clinical endpoints such as increased overall survival and improvement in quality of life. According to the National Cancer Institute, less than 5% of cancer patients participate in clinical trials. This causes intense competition for trial participants, particularly in indications with the largest market potential (breast, lung, colon and prostate cancer). The failure rate for drugs in clinical development is high. Fewer than one in twelve of all drugs entering clinical trials eventually gains approval according to the FDA. Not surprisingly, the attrition rate for anti-cancer drugs is even higher with roughly only one in twenty eventually getting to market from the clinic. Thus, successful clinical development and registration of a new drug depends, in large part, upon judicious selection of the lead compound, designation of demonstrable clinical end points and the availability of a sufficient pool of patients with appropriate characteristics. Our clinical advisory board gives us a critical advantage in these essential areas. Furthermore, in order to formulate a successful clinical development plan, it is critical to know which drugs have already been approved and which drugs currently in clinical development are likely to be approved, since, ultimately, any newly approved drug will need to prove itself superior to, or at least equal to, previously-approved or about-to-be-proven therapies. Well constructed clinical development plans aimed at rapid marketing approval often take advantage of the FDA’s accelerated approval process which applies solely to diseases for which there is an unmet medical need. For cancers in which there are few treatment options and prognosis is poor, a new drug which shows even a small improvement in clinical endpoints may be approved based on Phase II clinical trial data. Taking advantage of this development path can save significant time and money in getting a drug to market. Our team is familiar with this path and plans to follow it as a part of our registration strategy when viable.

We believe that we will be able to bring the strength of our management and clinical advisory board experience to bear on our product pipeline by efficiently identifying candidates, performing due diligence, negotiating in-license agreements and developing innovative clinical development and registration plans for strong product candidates. Before either acquiring or in-licensing any candidate, our senior management reviews the opportunity thoroughly with the clinical advisory board to determine the likelihood of successful product registration.

Collaborative Relationships and Partnerships

We anticipate that we will enter into strategic relationships with respect to the research and development, testing, manufacture, and commercialization of our product candidates. There are significant expenses, capital expenditures and infrastructure involved in these activities. We believe that working together with strategic partners will expedite product formulation, production and approval.

We have relationships with the University of Texas Health Science Center at San Antonio (UTHSCSA), the Cancer Therapy and Research Center (CTRC), and the San Antonio Cancer Institute (SACI), one of the leading cancer research institutes in the nation. ILEX Oncology, Dr. Weis’ and Dr. Levenson’s former company, was formed as a commercial spin-off from CTRC and was acquired by Genzyme Corporation in 2004.

Intellectual Property

As of February 29, 2008, we held rights to over twenty-two (22) issued US and Worldwide patents and several dozen patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promissory product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part and international patents have been filed. Patent applications related to our proprietary tubulin database and anti-mitotic agents have been filed.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. Although we have conducted freedom of use patent searches no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether or not we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

We aggressively seek U.S. and international patent protection for the chemical compounds, processes, and other commercially important technologies which we develop. While we own specific intellectual property, we also in-license related technologies determined to be of strategic importance to the commercialization of our products or to have commercial potential of their own. For example, to continue developing and commercializing our current products, we may license intellectual property from commercial or academic entities to obtain technology rights that are required for our research and development or commercialization activities.

We have applied for trademark registration in the U.S. for “OncoVista” further aligning our intellectual property portfolio with product commercialization. Much of the proprietary software and related information used in our analytical databases is protected by copyrights or by rights that have been in-licensed.

Government Regulation

The Drug and Therapeutic Product Development Process

The FDA requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing prior to their marketing or introduction to the general public. Clinical testing, known as clinical trials or clinical studies, is either conducted internally by life science, pharmaceutical, or biotechnology companies or is conducted on behalf of these companies by contract research organizations.

The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies. Below is a description of the principal framework in which clinical studies are conducted, as well as a description of the number of the parties involved in these studies.

Protocols. Before commencing human clinical studies, the sponsor of a new drug or therapeutic product must submit an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

•	who must be recruited as qualified participants;
•	how often to administer the drug or product;
•	what tests to perform on the participants; and
•	what dosage of the drug or amount of the product to give to the participants.

Institutional Review Board. An institutional review board is an independent committee of professionals and lay persons which reviews clinical research studies involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA, but its records are audited by the FDA. Its members are not appointed by the FDA. All clinical studies must be approved by an institutional review board. The institutional review board’s role is to protect the rights of the participants in the clinical studies. It approves the protocols to be used, the advertisements which the company or contract research organization conducting the study proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical studies.

Clinical Trials. Human clinical studies or testing of a potential product are generally done in three stages known as phase I through phase III testing. The names of the phases are derived from the regulations of the FDA. Generally, there are multiple studies conducted in each phase.

Phase I. Phase I studies involve testing a drug or product on a limited number of healthy participants, typically 24 to 100 people at a time. Phase I studies determine a product’s basic safety and how the product is absorbed by, and eliminated from, the body. This phase lasts an average of six months to a year.

Phase II. Phase II trials involve testing up to 200 participants at a time who may suffer from the targeted disease or condition. Phase II testing typically lasts an average of one to two years. In phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition. Phase II testing also involves determining acceptable dosage levels of the drug. If phase II studies show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will continue to review the substance in phase III studies.

Phase III. Phase III studies involve testing large numbers of participants, typically several hundred to several thousand persons. The purpose is to verify effectiveness and long-term safety on a large scale. These studies generally last two to three years. Phase III studies are conducted at multiple locations or sites. Like the other phases, phase III requires the site to keep detailed records of data collected and procedures performed.

New Drug Approval. The results of the clinical trials are submitted to the FDA as part of a new drug application (“NDA”). Following the completion of phase III studies, assuming, the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of a product, it submits an NDA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging and labeling the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

Phase IV. The FDA may require that the sponsor conduct additional clinical trials following new drug approval. The purpose of these trials, known as phase IV studies, is to monitor long-term risks and benefits, study different dosage levels or evaluate safety and effectiveness. In recent years, the FDA has increased its reliance on these trials. Phase IV studies usually involve thousands of participants. Phase IV studies also may be initiated by the company sponsoring the new drug to gain broader market value for an approved drug. For example, large-scale trials may also be used to prove effectiveness and safety of new forms of drug delivery for approved drugs. Examples may be using an inhalation spray versus taking tablets or a sustained-release form of medication versus capsules taken multiple times per day.

Biologics License Application. Once clinical trials are completed and the results tabulated and analyzed, a Biologics License Application (“BLA”) is submitted to the FDA. The application presents to FDA reviewers the entire history or the “whole story” of the drug product including animal studies/human studies, manufacturing, and labeling/medical claims. Before the FDA applies its scientific technical expertise to the review of the application, it will decide if the application gets a “priority review” or a “standard review”. This classification determines the review timeframe. A priority review is for a drug that appears to represent an advance over available therapy, whereas, a standard review is for a drug that appears to have therapeutic qualities similar to those of an already marketed product. Generally, an advisory committee (the Oncology Drug Advisory Committee, ODAC) will review the BLA and make a recommendation to the FDA. This outside advice is sought so that the FDA will have the benefit of wider expert input. The FDA usually agrees with the advisory committee decisions but they are not binding.

The FDA takes action on the BLA after their review is complete. There are three possible actions to be taken by the review team:

•	Approved - This indicates to a company that it may now market in the U.S.;
•	Not Approved -This tells a company that the product may not be marketed in the U.S. and is accompanied by a detailed explanation as to why; and
•
Approvable - This indicates that the FDA is prepared to approve the application upon the satisfaction of certain conditions. These drug products may not be legally marketed until the deficiencies have been satisfied, as well as any other requirements that may be imposed by the FDA.

The drug approval process is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the illness in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials.

Orphan Drug Act. The Orphan Drug Act provides incentives to develop and market drugs (“Orphan Drugs”) for rare disease conditions in the United States. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug which is considered by the FDA to be different than such FDA-approved Orphan Drug is not barred from sale in the United States during such exclusive marketing period even if it receives approval for the same claim. We can provide no assurance that the Orphan Drug Act’s provisions will be the same at the time of the approval, if any, of our products.

Other Regulations

Various Federal and state laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movements, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research are applicable to our activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation. The extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted.

Competition

In addition to the specified therapies relative to each cancer discussed earlier, we generally face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. The pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation. We believe there are a significant number of potential drugs in preclinical studies and clinical trials to treat cancer that may result in effective, commercially successful treatments. In addition to most of the large pharmaceutical companies having small molecule programs, we are aware of large biotechnology companies, such as Amgen, Inc., Genentech, Inc., Biogen Idec Inc., Millennium Pharmaceuticals, Inc, and OSI Pharmaceuticals, Inc., that are developing small molecule therapeutics as treatments for cancer. Other, smaller companies in this field include: Avalon, Kosan, Allos, EntreMed, Threshold Pharmaceuticals, Vion Pharmaceuticals, Cougar Biotechnology and Sunesis. In the area of genomic-based diagnostic testing, we are aware of several other companies that are offering or developing such tests including Abbott Diagnostic Laboratories, Aureon Laboratories, Celera Diagnostics, LLC, Correlogic Systems, Genomic Health, Monogram Biosciences, Myriad Genetics, Roche Diagnostics and Veridex LLC.

We recognize that most of our competitors have a broader range of capabilities and greater access to financial, technical, scientific, business development, recruiting and other resources. Additionally, third party-controlled technology, which may be advantageous to our business, could be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all. Because part of our strategy is to target markets outside of the United States through collaborations with third parties, we will compete for the services of third parties that may have already developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies to target the diseases on which we have focused.

Employees

We have been successful in retaining the experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited clinical/regulatory, quality assurance and other personnel needed to advance our drug candidates through clinical studies or have engaged the services of experts in the field for these requirements. As of December 31, 2007, we employed eight (8) individuals and engaged the services of several consultants. Of our employees, three (3) are executives, four (4) are engaged in research and development work, and the remaining one (1) is in administration.

Clinical Advisory Board

We maintain a clinical advisory board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The clinical advisory board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the scientific advisory board meet with us periodically to provide advice in particular areas of expertise. The clinical advisory board consists of the following members:

Eric Rowinsky, M.D. - Chairman. Dr. Rowinsky is a talented scientific executive with 20-plus years of experience in molecular chemistry and drug development in the oncology area. He has authored over 700 technical articles, abstracts and textbook chapters. Dr. Rowinsky has led numerous clinical trials for oncology drugs and is a recognized leader in the field. His prior affiliations include the Johns Hopkins Hospital, the University of Texas Health Science Center at San Antonio and the Institute for Drug Development in San Antonio. He played a key role in the development of Taxol®, Hycamtin® and many other anticancer drugs. Dr. Rowinsky is currently Senior Vice President and Chief Medical Officer at ImClone Systems, Inc.

Esteban Cvitkovic, M.D. Dr. Cvitkovic is a board-certified, medical oncologist who practices medicine in Paris, France. Dr. Cvitkovic has more than thirty years of international experience in oncology therapeutics including hands-on clinical research, clinical pharmacology, early single agent and combination regimens development, disease-oriented therapeutic impact assessment, evaluating new agents in pre-clinical development, and optimizing efficacy and combination development. Dr. Cvitkovic is author of more than 160 peer-reviewed articles and 450 abstracts focusing on solid tumor oncology. He led the clinical development of cisplatin and its combinations as well as oxaliplatin, vindesine, bleomycin, navelbine, and ET-743. He played key consulting roles in registration strategy and post-registration development of recent products such as amifostine, docetaxel, CPT-11 and irofulven. Dr. Cvitkovic’s career includes staff and academic appointments at Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Medical Center, Institut Gustave Rooury (Villejuif, France), Hôpital Paul Brooure (Villejuif, France) and Hôpital St. Louis (Paris).

Allan M. Green, M.D., Ph.D., J.D. Dr. Green is a senior advisor to industry in matters of oncology drug development and registration. He has authored over 50 articles and abstracts and holds 6 patents. Dr. Green has 20-plus years of oncology experience, was formerly medical director of New England Nuclear/Dupont Medical Products and, subsequently, was founding CEO of Theseus Medical Imaging, Inc. He served as President of Neuroptix, Inc. He has been Board Certified in Internal Medicine and Nuclear Medicine, and is an attorney who has been ‘of counsel’ to major law firms.

Randall K. Johnson, Ph.D.  Dr. Johnson’s experience includes work on novel antimetabolites, DNA damaging agents and mitotic spindle poisons. He has authored over 200 scientific papers and holds 14 patents. His 20-plus years of research experience has been focused on cellular-based markers and cell regulation. His work has encompassed both antineoplastic targets and research to discover small molecule mimetics of hematopoietic growth factors. He has held senior positions in industry (GlaxoSmithKline) as well as the U.S. National Cancer Institute.

Ronald P. McCaffrey, M.D.  Dr. McCaffrey is a Lecturer in Medicine at the Harvard Medical School and a Clinical Associate in Medicine, Hematology-Oncology Division at Massachusetts General Hospital. He is also Senior Vice President, International Association for Comparative Research on Leukemia and Related Diseases, and a world leader in the area of hematologic oncology. Dr. McCaffrey has over 90 publications and has co-edited two books. In all, Dr. McCaffrey has 20-plus years of experience in his specialty.

Pedro Santabárbara, M.D., Ph.D. Dr. Santabárbara is currently Vice President of Strategic Development and Medical Affairs at PHARMA MAR S.A. He received his M.D. and Ph.D. degrees from the University of Barcelona. He has authored over 80 articles and abstracts in the field of oncology and has participated in a variety of hospital and academic activities as well. He has worked for Bristol Myers Squibb (Taxol® team), Rhône-Poulenc Rorer (Taxotere® team), ILEX Oncology (Campath® team), Gilead Pharmaceuticals and, most recently, OSI Pharmaceuticals (Tarceva® team). He is one of the most experienced developers of anticancer drugs.

Corporate Information

OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.) was incorporated in Nevada on January  8, 1999. Our principal executive offices are located at 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245 and our telephone number is (210) 677-6000.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-KSB before buying shares of our common stock. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The trading of our common stock could decline as a result of any of these risks. You could lose all or part of your investment in our common stock. Some of the statements in “Risk Factors” are forward looking statements. See “Special Note Regarding Forward Looking Statements”.

Risks Related to our Business

There is substantial doubt as to our ability to continue as a going concern.

Our accountants have raised doubts about our ability to continue as a going concern. If sufficient capital is not available, we would likely be required to scale back or terminate our research and development efforts. We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least six to nine months. We plan to increase research and development, product development, and administrative expenses relating to our business during 2008 and intend to use our cash reserves, as well as other sources of capital in the event that they shall be available on commercially reasonable terms, to fund these activities and other activities described herein, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. See “Risk Factors -- We will need additional capital in order to satisfy our business objectives” and “Report of Independent Registered Public Accounting Firm”.

As we have a limited operating history, investors may not have a sufficient history on which to base an investment decision.

Although OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.) was incorporated in 1999, our recently acquired operating subsidiary, OncoVista, Inc. was incorporated in September 2004 and is still in early stages of development. Accordingly, we may be deemed to have a limited operating history upon which investors may evaluate our prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the life science industry. Such risks include, without limitation, the following:

•	competition;

•	need for acceptance of products;

•	ability to anticipate and adapt to a competitive market and rapid technological developments;

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	dependence upon key personnel.

We cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have substantial debt, a portion of which is payable upon demand.

At December 31, 2007, we had total notes and loans payable of $6,655,357. Of our notes and loans payable, the amount of $100,000, is convertible into shares of our common stock and is payable on demand. We have an aggregate of $1,468,243 in accrued interest outstanding at December 31, 2007, which includes $1,114,746 currently due and $353,497 due long-term. In the event that we should not have resources sufficient to satisfy these obligations in a timely manner, we would be required to seek alternative means of repayment, which may be on terms that are not advantageous or commercially reasonable, or we may be required to curtail or delay some or all of our development efforts, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are an early stage company with a history of losses and can provide no assurance as to our future operating results.

We are an early stage company with limited revenues from our principal business activities. We currently have limited product revenues, and may not succeed in developing or commercializing any products which will generate product or licensing revenues. Other than AdnaGen’s diagnostic products, we do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of pharmaceutical products and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2007 and 2006, we had a working capital deficiency of approximately $200,000 and $600,000, respectively, and stockholders’ deficit of approximately $4.0 million and $5.6 million, respectively. See our consolidated financial statements and the related notes. For the period from OncoVista-Sub’s inception on September 22, 2004 through December 31, 2007, we have incurred cumulative net losses of approximately $16 million. We may never achieve profitability.

Our growth strategy is based in large part upon licensing and acquisition of technologies and products and is not yet proven.

Our strategy involves growth through commercialization of products and technologies licensed or acquired by third parties, as well as developed internally, and is largely untested. Accordingly, we are subject to various risks associated with an acquisition growth strategy, including the risk that we will be unable to identify suitable acquisition or licensing candidates in the future, that we will fail to properly transfer acquired or licensed technologies and the related intelligence and know-how, or that we will fail to integrate properly the acquired or licensed technologies into our existing operations. Our growth is also largely dependent on our ability to utilize our internal institutional knowledge to further develop the acquired or licensed products or technologies. Any failure by us to properly execute upon our strategy or to utilize such knowledge could have a material adverse effect on our business, prospects, financial condition, and results of operations. Specifically we acquired non-operational intellectual property.

Our success depends on the successful commercialization of our product candidates and technologies.

The successful commercialization of our product candidates and our technologies is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical development and face a variety of risks and uncertainties. Principally, these risks include the following:

•
future clinical trial results may show that one or more of our product candidates are not well tolerated by recipients at their respective effective doses or is not efficacious as compared to a placebo or the accepted standard of care;

•	future clinical trial results may be inconsistent with our preliminary testing results and data from our earlier studies may be inconsistent with clinical data;

•
even if our product candidates are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities at reasonable prices;

•
our ability to complete the development and commercialization of our products for their intended uses is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, our products on a worldwide basis;

•	even if our products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of the products; and

•
our competitors may develop therapeutics, treatments, and technologies which are superior or less costly than our own with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our products for some other reason, this would likely seriously harm our business.

We can provide no assurance of the successful and timely development of our products. Our product candidates are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Products and technologies that we have developed or acquired and may in the future develop or acquire are not likely to be commercially available for some time. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction, or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the nature of the technology involved, and the other factors, described elsewhere in “Risk Factors”, there can be no assurance that we will be able to complete successfully the development or marketing of any new products.

We will need additional capital in order to satisfy our business objectives.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act. We believe that our available resources will be sufficient to meet our anticipated working capital needs for at least the next nine months. Notwithstanding the foregoing, we estimate that we will require substantial additional financing at various intervals in order to continue our in-licensing and research and development programs, including significant requirements for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals, and for commercialization of our products. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all. In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology or acquire or license promising product candidates or technologies. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	effects of commercialization activities and facility expansions if and as required.

If we cannot secure adequate financing when needed, we may be required to delay, scale back or eliminate one or more of our research and development or acquisition and in-licensing programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves and commercialize ourselves. In such event, our business, prospects, financial condition, and results of operations may be adversely affected because we may be required to scale back, eliminate, or delay development or acquisition efforts or product introductions or enter into royalty, sales or other agreements with third parties in order to commercialize our products.

In the future, we may rely upon collaborative agreements with large pharmaceutical companies.

In the future, we may rely heavily on collaborative agreements with large pharmaceutical companies, governments, or other parties for our revenues. Our inability to obtain any one or more of these agreements, on commercially reasonable terms, or at all, or to circumvent the need for any such agreement, could cause significant delays and cost increases and materially affect our ability to develop and commercialize our product candidates. Some of our programs may require the use of multiple proprietary technologies, including technologies created by third parties, especially patented drugs or other substances. Obtaining licenses for these technologies or substances may require us to make cumulative royalty payments or other payments to several third parties, potentially reducing amounts paid to us or making the cost of our products commercially prohibitive. Manufacturing of drug products may also require licensing technologies and intellectual property from third parties.

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our intellectual property. We currently hold rights to twenty-two issued patents and several dozen pending patent applications in the United States and corresponding patents and patent applications filed in certain other countries covering proprietary compositions of matter and methods and their proposed use in cancer therapeutics. Further, we intend to rely on a combination of trade secrets and non-disclosure, and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology or the licensed technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

The patent position of biopharmaceutical and biotechnology firms is generally uncertain and involves complex legal and factual questions. We do not know whether any of our current or future patent applications will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to compounds or processes used by or competitive with ours. In addition, laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States or Canada.

Patent litigation is becoming widespread in the biotechnology industry and we cannot predict how this will affect our efforts to form strategic alliances, conduct clinical testing or manufacture and market any products under development. If challenged, our patents may not be held to be valid. We could also become involved in interference proceedings in connection with one or more of our patents or patent applications to determine priority of invention. If we were to become involved in any litigation, interference or other administrative proceedings, we will likely incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. In addition, an adverse determination could subject us to significant liabilities or require us to seek licenses that may not be available on favorable terms, if at all. We may be restricted or prevented from manufacturing and selling our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. If any such litigation should involve products or technologies licensed or acquired by us from third parties, we would rely upon the indemnification provisions set forth in such agreements. Any failure by the relevant licensor or seller to honor such provisions could require us to protect our rights through further litigation, which could be expensive and time-consuming.

Our commercial success will also depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are, in many cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. In the event of infringement or violation of another party’s patent, we may be prevented from pursuing product development or commercialization. See “Business - Intellectual Property”.

We can provide no assurance that our products will obtain regulatory approval or that the results of clinical studies will be favorable.

The testing, marketing and manufacturing of our products will require the approval of the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approvals and whether any such approvals will ultimately be granted. In any event, review and approval by the FDA is anticipated to take a number of years. Preclinical and clinical trials may reveal that one or more of our products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition, and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the United States which perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist. See “Business - Governmental Regulation”.

If our products are commercialized, we may be subject to product liability claims.

The testing, marketing, and sale of pharmaceutical products entail inherent risks. If we succeed in developing new pharmaceutical products, the sale of such products may expose us to potential liability resulting from the use of such products. Such liability might result from claims made directly by consumers or by pharmaceutical companies or others selling such products. While we may seek to obtain product liability insurance, there can be no assurance that we will be able to obtain such insurance or, if obtained, that such insurance can be acquired in amounts sufficient to protect us against such potential liability or at a reasonable cost. Other than for one of our products in development, we do not presently maintain product liability insurance.

As we have no sales, marketing, and distribution capabilities other than our AdnaGen operations, we will be required to either develop such capabilities or to outsource these activities to third parties.

We currently have no sales, marketing or distribution capabilities other than our AdnaGen operations. In order to succeed, we ultimately will be required to either develop such capabilities or to outsource these activities to third parties. We can provide no assurance that third parties will be interested in acting as our outsourced sales, marketing, and distribution arms on a timely basis, on commercially reasonable terms, or at all. If we are unable to establish sales, marketing, or distribution capabilities either by developing our own organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations. Further, in the event that we are required to outsource these functions on disadvantageous terms, we may be required to pay a relatively large portion of our net revenue to these organizations, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

We have no experience manufacturing our products.

We currently lack the resources to manufacture any of our product candidates on a large scale. Our ability to conduct clinical trials and commercialize our product candidates will depend, in part, on our ability to manufacture our products, either directly or, as currently intended, through contract manufacturers, at a competitive cost and in accordance with current Good Manufacturing Practices (“cGMP”) and other regulatory requirements. We anticipate that we will be required to depend on contract manufacturers or collaborative partners for the manufacturing of our product candidates for preclinical studies and clinical trials and intend to use contract manufacturers to produce any products we may eventually commercialize. If we are not able to obtain contract manufacturing on commercially reasonable terms, we may not be able to conduct or complete clinical trials or commercialize our product candidates. We have identified multiple suppliers for most if not all of the components of our drug product candidates, although we can provide no assurance that these components will be available when needed on commercially reasonable terms.

In order to succeed, we ultimately will be required to either develop such manufacturing capabilities or to outsource manufacturing on a long-term basis to third parties. We can provide no assurance that third parties will be interested in manufacturing our products on a timely basis, on commercially reasonable terms, or at all. If we are unable to establish manufacturing capabilities either by developing our own organization or by entering into agreements with others, we may be unable to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations. Further, in the event that we are required to outsource these functions on disadvantageous terms, we may be required to pay a relatively large portion of our net revenue to these organizations, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

We have limited experience in conducting clinical trials.

Clinical trials must meet FDA and foreign regulatory requirements. We have limited experience in designing, conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory approval for our product candidates in any country. We may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks or if we or they find deficiencies in the clinical trial process or conduct of the investigation. If clinical trials of any of the product candidates fail, we will not be able to market the product candidate which is the subject of the failed clinical trials. The FDA and foreign regulatory agencies could also require additional clinical trials, which would result in increased costs and significant development delays. Our failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development could delay or prevent regulatory approval of the product candidate and could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are dependent upon third party suppliers of our raw materials.

We are dependent on outside vendors for our supplies of raw materials. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct testing and clinical trials would be materially adversely affected.

We have limited senior management resources; we may be unable to effectively manage growth with our limited resources.

We expect the expansion of our business to place a significant strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. See “Business - Our Strategy” and “Business - Employees”.

We depend upon our senior management and skilled personnel and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our senior executives, as well as the services of several key consultants and other key personnel. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited. Our inability to attract and retain qualified skilled personnel would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Because we will not pay cash dividends, investors may have to sell shares in order to realize their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders or otherwise may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the board of directors decides is relevant.

Risks Related to Our Industry

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recover any portion of our related research and development and commercialization expenses. Our industries are highly competitive, and this competition comes from both biotechnology firms and major pharmaceutical and chemical companies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies. See “Business - Competition”.

The government regulatory approval process is time consuming and expensive.

To date, we have not submitted a marketing application for any product candidate to the FDA or any foreign regulatory agency, and none of our product candidates has been approved for commercialization in any country other than AdnaGen’s diagnostic products. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. We may not be able to obtain regulatory approval for any product candidate we develop or, even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. We have limited experience in designing, conducting and managing the clinical testing necessary to obtain such regulatory approval. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for our intended therapeutic uses, typically takes several years depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.

Any manufacturer to produce our products will be required to comply with extensive government regulation.

Before we can begin to commercially manufacture any of our product candidates, we must either secure manufacturing in an approved manufacturing facility or obtain regulatory approval of our own manufacturing facility and processes. In addition, the manufacturing of our product candidates must comply with cGMP and/or other requirements of the FDA and requirements by regulatory agencies in other countries. These requirements govern, among other things, quality control and documentation procedures. We or any third-party manufacturer of our product candidates, may not be able to comply with these requirements, which would prevent us from selling such products. Material changes to the manufacturing processes of our products after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

The commercial success of any newly-introduced pharmaceutical product depends in part upon the ability of patients to obtain adequate reimbursement.

If we succeed in bringing our product candidates to market, they may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products, diagnostics, and therapeutics are dependent, in part, on the availability of reimbursement from third party payors, such as health maintenance organizations and other private insurance plans and governmental programs such as Medicare. Third party payors are increasingly challenging the prices charged for pharmaceutical products and services. We anticipate that our business will be affected by the efforts of government and third party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. Similar government pricing controls exist in varying degrees in other countries. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

We will incur increased costs as a result of being a public company, compared to the historical operations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur in the past due to our more limited operations. In addition, the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC, require changes in corporate governance practices of public companies. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act and exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. In addition, we will incur additional costs associated with our public company reporting requirements which will significantly increase as a result of our becoming an active operating public company with a larger group of stockholders. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified persons to serve on our board or as executive officers.

Risks Related to Our Common Stock

There is no assurance of an established and sustained public trading market of our securities.

We are listed on the OTCBB under the symbol “OVIT” and on the Frankfurt Stock Exchange under the symbol "4IW." Trading of our shares began for the first time on the OTCBB on October 26, 2007 and on the Frankfurt Stock Exchange on March 25, 2008, and there can be no assurances that an active market for our common stock will be established and sustained.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

Assuming we are able to establish and maintain an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of acquisitions or licensing by us or business initiatives by our competitors;
•	quarterly variations in our revenues and operating expenses;
•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	changes in expectations as to our business, prospects, financial condition, and results of operations;
•	significant sales of our common stock;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	fluctuations in interest rates and the availability of capital in the capital markets;
•	departures of key personnel; and
•	regulatory considerations.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is a “penny stock” according to Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares.

Because OncoVista-Sub, our operating subsidiary, recently became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with OncoVista-Sub becoming public through a “reverse merger”.  Securities analysts of major brokerage firms may not provide coverage of us because there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Future sales of common stock or the issuance of securities senior to the common stock or convertible into, or exchangeable or exercisable for, common stock could materially adversely affect the trading price of the common stock, and our ability to raise funds in new equity offerings.

Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

Future sales of common stock by our existing stockholders could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Assuming the exercise in full of all warrants, options and convertible notes outstanding, we will have, as of February 29, 2008, an aggregate of 24,376,566 shares of common stock outstanding. Of these shares, 5,732,418 shares will be freely tradable without restriction or further registration under the Securities Act, unless purchased by “affiliates” as that term is defined under Rule 144 of the Securities Act, who may sell only the volume of share described below and whose sales would be subject to additional restrictions. The remaining 18,644,148 shares of common stock will be held by our existing stockholders and will be deemed to be “restricted securities” under Rule 144. Restricted securities may only be sold in the public market pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under Rule 144, Rule 701 or Rule 904 under the Securities Act.

Our issuance of warrants and options to investors, employees and consultants and the registration rights for the underlying shares of common stock may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants and options at or below the current market price. As of  February 29, 2008, we had 4,161,712 outstanding warrants and options to investors, employees and consultants. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

ITEM 2 - PROPERTIES

Our fully equipped research facilities are located in the Texas Research Park in San Antonio, Texas. We have a total of 10,000 square feet of office and research space. The labs are fully equipped for organic chemistry as well as analytical and biological activities. Pursuant to a Lease Agreement between Lipitek International and us, we lease laboratory space for approximately $15,000 per month from Lipitek International under a five-year Lease Agreement. Lipitek is an affiliate of Alexander L. Weis, Ph.D., our chairman of the board of directors and chief executive officer. Our AdnaGen facility in Langenhagen, Germany occupies approximately 7,500 square feet of laboratory and office space and houses eight (8) full-time employees. The German facility is leased on an annual basis expiring on December 31, 2008 for approximately $12,000 per month.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings.

On December 17, 2007, an action was filed against our subsidiary, OncoVista-Sub, in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase OncoVista-Sub’s common stock. On January 25, 2008, OncoVista-Sub filed a motion to dismiss the action and on April 3, 2008 the motion was denied. OncoVista-Sub plans on filing its answer to the complaint in due course. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claims made in this lawsuit are without merit and OncoVista-Sub intends to vigorously defend against them.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our shareholders owning 10,115,475 shares of our common stock, which constitutes a majority of our outstanding voting securities, acting by written consent dated as of December 3, 2007, approved our change of name from “Aviation Upgrade Technologies, Inc.” to “OncoVista Innovative Therapies, Inc.”. Proxies were not solicited for this approval.

On January 3, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada in order to change our name. The name change became effective on January 8, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Effective as of October 22, 2007, we effected a 1.4739739-for-1 forward split of our outstanding common stock. From December 21, 2005 until January 13, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol “AVUG”.  From January 14, 2008, our common stock is quoted on the OTC Bulletin Board under the symbol “OVIT”.  Since March 25, 2008, our common stock is also traded on the Frankfurt Stock Exchange under the symbol “4IW”.

Until October 26, 2007, there was no trading of our common stock on the OTC Bulleting Board. The quarterly high and low reported sales prices for our common stock as quoted on the OTC Bulletin Board for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2007
Three Months Ended December 31, 2007 (from October 26, 2007 to December 31, 2007)	$2.75	$2.50

Year Ending December 31, 2008
Three Months Ended March 31, 2008 (from January 1, 2008 to March 31, 2008)	$3.50	$1.25

The foregoing quotations were provided by Etrade and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCBB was $2.80 on March 26, 2008. As of such date, we had 20,116,475 shares of common stock outstanding. Based on information available from our registrar and transfer agent, we estimate that we had approximately 227 stockholders of record on February 29, 2008.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by the board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Recent Sales of Unregistered Securities

OncoVista Innovative Therapies, Inc.

During the last three years, we issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On February 27, 2008, we issued to our former Chief Financial Officer 50,000 shares of our common stock upon exercise of options at an exercise price of $0.10 per share.

On February 1, 2008, we issued to a consultant warrants to acquire an aggregate of 540,000 shares of our common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year.

On January 28, 2008, we granted options to an employee to purchase 100,000 shares of our common stock at an exercise price of $1.75, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

On January 9, 2008, we granted options to a consultant to purchase 20,000 shares of our common stock at an exercise price of $2.50, vesting in equal installments over two years on the first and second anniversaries of the date of grant.

On January 2, 2008, we granted options to our Chief Financial Officer to purchase 120,000 shares of our common stock at an exercise price of $1.75, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

On November 27, 2007, we issued to an accredited investor in partial consideration for the grant of an exclusive license the following: (i) 500,000 shares of common stock, (ii) a warrant to acquire $5,000,000 worth of common stock at the national market exercise price (as such term is defined in the warrant), and (iii) a warrant to purchase 200,000 shares of common stock at $2.50 per share.

On November 26, 2007, we issued to a consultant warrants to acquire 50,000 shares of our common stock exercisable through November 24, 2012 exercisable at $2.50 per share.

During the year ended December 31, 2006 and 2005, we issued no unregistered shares of our common stock.

OncoVista-Sub

During the last three years, OncoVista-Sub issued unregistered securities, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and OncoVista-Sub believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with OncoVista-Sub-Sub, to information about OncoVista-Sub-Sub.

On November 1, 2007, OncoVista-Sub issued to (i) its Chief Executive Officer 1,500,000 shares of restricted stock, vesting one third on each of January 1, 2009, January 1, 2010 and January 1, 2011, and (ii) its Chief Technology Officer 500,000 shares of restricted stock, vesting one third on each of January 1, 2009, January 1, 2010 and January 1, 2011.

On September 11, 2007, OncoVista-Sub granted to two members of its board of directors options to purchase a total of 100,000 shares of its common stock at an exercise price of $1.75, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

On August 31, 2007, OncoVista-Sub granted to a member of its board of directors an option to purchase 60,000 shares of its common stock at an exercise price of $1.75, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

On August 23, 2007, OncoVista-Sub issued to a consultant warrants to acquire 100,000 shares of OncoVista-Sub common stock exercisable through August 31, 2012 exercisable at $2.50 per share.

On August 15, 2007, OncoVista-Sub completed the closing of a private placement whereby it sold to accredited investors a total of 970,712 units at $7.00 per unit, each unit consisting of four shares of OncoVista-Sub common stock and a warrant to acquire one share of OncoVista-Sub common stock. The net proceeds of the private placement were approximately $6.2 million after payment of placement agent fees and other expenses. In connection with the private placement, OncoVista-Sub issued warrants to its placement agent, Maxim Group, LLC, to acquire 278,857 shares of OncoVista-Sub common stock. The warrants and placement agent warrants are exercisable through August 15, 2012 at the exercise price of $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations and mergers. The warrants and placement agent warrants may also be exercised on a cashless or net issuance basis if after August 15, 2008 there is no effective registration statement covering the resale of the shares of common stock and shares underlying the warrants.

On August 8, 2007, OncoVista-Sub issued to a current stockholder warrants to acquire 250,000 shares of OncoVista-Sub common stock exercisable at $2.50 per share in partial consideration for the waiver of anti-dilution rights.

On July 1, 2007 OncoVista-Sub issued five year warrants to acquire an aggregate of 257,143 shares of OncoVista-Sub common stock at an exercise price of $0.001 per share to two accredited investors in consideration for advisory services.

In December 2006, OncoVista-Sub sold 80,000 shares of OncoVista-Sub common stock to an accredited investor for cash consideration of $200,000.

On April 17, 2006, OncoVista-Sub granted to consultants options to purchase a total of 200,000 shares of its common stock at an exercise price of $2.50, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

On April 1, 2006, OncoVista-Sub granted to two consultants options to purchase a total of 80,000 shares of its common stock at an exercise price of $2.50, vesting in equal monthly installments over two years.

On March 30, 2006, OncoVista-Sub issued warrants to acquire 85,000 shares of OncoVista-Sub common stock at an exercise price of $2.50 per share in consideration for releasing certain claims.

In March 2006, OncoVista-Sub sold 1,127,579 shares of OncoVista-Sub common stock to fifteen accredited investors for cash consideration of $2,818,948.

In February 2006, OncoVista-Sub sold 136,000 shares of OncoVista-Sub common stock to twelve accredited investors for cash consideration of $340,000.

On February 15, 2006, OncoVista-Sub granted to an employee an option to purchase 50,000 shares of its common stock at an exercise price of $0.10, vesting in equal installments over two years on the first and second anniversaries of the date of grant.

In January 2006, OncoVista-Sub sold to an accredited investor 100,000 shares of OncoVista-Sub common stock and a warrant to acquire 200,000 shares of OncoVista-Sub common stock as partial consideration for the acquisition by merger of Aengus Pharmaceuticals, Inc.

In January 2006, OncoVista-Sub sold 127,000 shares of common stock to sixteen accredited investors for cash consideration of $317,500.

In December 2005, OncoVista-Sub sold 561,000 shares of OncoVista-Sub common stock to twenty seven accredited investors for cash consideration of $1,402,500.

On October 13, 2005, OncoVista-Sub sold 20,000 shares of common stock to two accredited investors for cash consideration of $50,000.

On September 28, 2005, OncoVista-Sub sold 220,000 shares of common stock to three accredited investors for cash consideration of $550,000.

On August 23, 2005, OncoVista-Sub sold 200,000 shares of common stock for cash consideration of $500,000.

On August 9, 2005, OncoVista-Sub sold 2,000 shares of common stock in consideration for services rendered.

On July 25, 2005, OncoVista-Sub sold 132,000 shares of common stock to an accredited investor for cash consideration of $330,000.

On May 1, 2005, OncoVista-Sub granted to two employees options to purchase a total of 200,000 shares of its common stock at an exercise price of $.010, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

On February 1, 2005, OncoVista-Sub granted to an employee an option to purchase 20,000 shares of its common stock at an exercise price of $0.10, vesting in equal installments over two years on the first and second anniversaries of the date of grant.

On January 24, 2005, OncoVista-Sub sold 50,000 shares of common stock to an accredited investor for cash consideration of $100,000.

On January 15, 2005, OncoVista-Sub granted to its board of directors and a consultant options to purchase a total of 150,000 shares of its common stock at an exercise price of $0.10, vesting in equal installments over two years on the first and second anniversaries of the date of grant.

On January 15, 2005, OncoVista-Sub granted to its Chief Technology Officer an option to purchase 250,000 shares of its common stock at an exercise price of $.001, vesting in equal installments over four years on the first, second, third and fourth anniversaries of the date of grant.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Sales of Registered Securities

We filed a Registration Statement on Form SB-2 (333-147360) with the United States Securities and Exchange Commission that was declared effective on January 11, 2008 to register 5,132,417 shares of common stock for resale by the selling stockholders named therein, of which 3,882,848 shares were issued directly in the 2007 Private Placement and 1,249,569 shares are issuable upon the exercise of warrants issued in the 2007 Private Placement. We will not receive any proceeds from the resale of shares of common stock by the selling stockholders but we will receive funds from the exercise of the aforesaid warrants held by the selling stockholders, if exercised. As of February 29, 2008, no such warrants have been exercised.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following management’s discussion and analysis of financial condition contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with our financial statements and related notes filed as an exhibit to the registration statement of which this Annual Report on Form 10-KSB forms a part.

Overview

We are a biopharmaceutical company engaged in the development and commercialization of targeted cancer therapies both through the acquisition of rights to technologies and drugs from others and through the development of proprietary products. Our primary therapeutic strategy is based on targeting the patient’s tumor(s) with treatments that will deliver drugs selectively based upon specific biochemical characteristics of the cancer cells comprising the tumor. Through a combination of licensing agreements as well as mergers and acquisitions, we have acquired the rights to several technologies with the potential to more effectively treat cancers and significantly improve quality-of-life for patients. We believe that the use of biomarkers to 1) determine suitability of specific treatments as well as 2) provide an early indication of treatment success or failure will be key to bringing personalized targeted medicines to market.

In addition, our proprietary diagnostic technology facilitates stratification of clinical trial patients, as well as quantifies and predicts the response of patients to treatment. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and/or reduced toxicity.

We expect to be a major participant in the oncology arena through the successful development and commercialization of innovative therapies which, as a result of their lower toxicity and/or greater efficiency, will increase patient survival rates and enhance patient quality of life. In targeting compounds for acquisition, we focus on candidates that have been previously tested in human clinical trials or animal models, as well as technologies that may improve the delivery or targeting of previously tested, and in some cases marketed, anticancer agents. Our senior management team and our panel of internationally-recognized clinical advisors have made significant contributions to the development of leading drugs currently used in cancer treatment. Management, in conjunction with our advisors, will evaluate in-licensing candidates based on several criteria, including development and registration strategies to be employed, commercialization opportunities and competitive technologies being developed elsewhere.

Our product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. We are not committed to any single treatment modality or class of compound, but believe that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

The extensive experience of our management team and clinical advisory board in the area of oncology drug development allows us to design and execute clinical development and registration strategies that are intended to significantly reduce the time to market for our drug candidates. In addition, the utilization of proprietary technology for detection and characterization of biomarkers expressed by circulating tumor cells (CTCs) will be particularly useful in allowing us to select patients most likely to respond to our therapies, as well as providing early feedback concerning treatment efficacy.

Development Program

Our most advanced drug candidate is OVI-237, a liposomal formulation of a thymidylate synthase (TS) inhibitor which has been administered in over 150 patients so far in various Phase I and Phase II trials. The drug was in-licensed in November 2007 and we plan to continue the development of the drug by initiating a Phase II clinical trial in the second half of 2008.

Our next most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We expect to enroll the first patient on trial by the end of 2008.

Our lead drug candidate from the L-nucleoside conjugate program (OVI-117) is currently in GLP animal drug safety studies. Once the studies are completed, we will compile and submit an Investigational New Drug (IND) application to the FDA in order to obtain approval to conduct Phase I clinical trials in humans.

We are also marketing kits in Europe for the detection of CTCs in breast and colon cancer patients. The kits are manufactured by AdnaGen (which is 85% owned by us) and marketed through an agreement with Innogenetics. We are working towards obtaining approval to market the kits in the US.

Other Research and Development Plans

In addition to conducting Phase I and Phase II clinical trials, we plan to conduct pre-clinical research to accomplish the following:

•	further deepen and broaden our understanding of the mechanism of action (MoA) of our products in cancer;

•	develop alternative delivery systems and determine the optimal dosage for different patient groups;

•	demonstrate proof of concept in animal models of human cancers;

•	develop biomarker panels that complement our therapeutic products, based upon knowledge of the drugs MoA;

•	develop successor products to our current products.

We also plan to pursue our interest in the application of nanotechnologies in cancer therapy through strategic alliances, partnerships and licensing agreements.

We have an on-going program in the discovery-stage that is seeking compounds that bind selectively to specific types of a protein known as tubulin. Microtubules are structures within cells that are required for cell replication and division. Many anti-cancer drugs target and bind to microtubules (including paclitaxel and Taxotere). Microtubules are formed by polymerization of tubulin proteins. There are many known variants, or isotypes, of tubulin. These isotypes occur in different proportions in different cell types. There is a body of evidence which strongly suggests that drugs that are bound by specific tubulin isotypes are active against certain drug-resistant tumors. We have licensed technologies from the University of Texas at San Antonio as well as the University of Alberta that will enable us to search for such tubulin-isotype specific drugs. We plan to put in place in our labs a high throughput screening assay to enable us to rapidly screen libraries of known compounds as well as evaluate new compounds designed and synthesized in-house. We hope that this program will eventually generate several promising lead candidates for preclinical development.

Our plan is to patent any successful inventions resulting from our future research activities and to exploit any other means that may exist to protect our future anti-cancer therapies in the commercial markets; although at this early stage there can be no assurance that there will be any successful inventions resulting from such research activities.

Other Strategic Plans

In addition to developing our existing anti-cancer drug portfolio, we plan to obtain rights to additional drug candidates through licensing, partnerships and mergers/acquisitions. Our efforts in this area will, of course, be guided by business considerations (cost of the opportunity, fit with existing portfolio, etc.) as well as input from our clinical advisory board regarding likelihood of successful clinical development and marketing approval. Our goal is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are disclosed throughout this section where such policies affect our reported and expected financial results. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition” that requires we recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Our customers have no right of return for products sold. Revenues are considered earned upon shipment.

Share-Based Compensation. We follow Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. We have used the Black-Scholes option pricing model to estimate grant date fair value for all option grants. The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

Preclinical Study and Clinical Trial Accruals. Substantially all of our preclinical studies and clinical trials are being performed by third-party contract research organizations, or CROs, and other outside vendors. For preclinical studies, we use the percentage of work completed to date and contract milestones achieved to determine the accruals recorded. For clinical trial accruals, we use the number of patients enrolled, period of patient enrollment and percentage of work completed to date to estimate the accruals. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under-or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Income Taxes. Significant management judgment is required in developing the provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Our management evaluates our ability to realize our deferred tax assets on a quarterly basis and adjusts our valuation allowance when we believe that we are more likely than not that the asset will not be realized. We follow Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. We adopted FIN 48 on January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiary are measured using the local currency (Euros) as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates as of December 31, 2007 and 2006, and related revenue and expenses have been translated at an average exchange rate for the years ended December 31, 2007, 2006 and 2005. All equity transactions have been translated at their historical rates when the transaction occurred. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit. Transaction gains and losses related to operating assets and liabilities are included in general and administrative expense.

Results of Operations

The following table sets forth, for the period indicated, certain line items from our consolidated statements of operations, expressed as a percentage of revenue:

	Year Ended December 31,
	2007	2006
Revenues	100.0%	100.0%
Operating expenses:
Research and development	233.2	157.2
General and administrative	177.9	133.9
Total operating expenses	411.1	299.1
Income (loss) from operations	(311.1)	(191.1)
Other income (expense):
Interest income	6.5	4.6
Interest expense	(17.0)	(32.0)
Gain on debt settlement	3.1	-
Other	10.9	-
Impairment of goodwill and intangible asset	-	(231.2)
Net income (loss)	(307.6)	(449.7)

Years Ended December 31, 2007 and 2006

Revenue. Revenues were approximately $1.8 million for the year ended December 31, 2007, a decrease of 5% as compared to approximately $1.9 million in 2006. Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue. Revenues are summarized in the following table:

	2007	2006
Licensing	$1,501,676	$1,700,137
Diagnostic kits	239,364	187,319
Research and development, grant and other revenues	80,000	40,000
Total revenues	$1,821,040	$1,927,456

Revenue in both 2007 and 2006 included milestone payments received as a result of agreements with third parties. The decline in revenue in the year ended December 31, 2007 is primarily attributable to a decrease in milestone payments from development agreements, partially offset by an increase in sales from diagnostic kits.

Research and development. Research and development expenses increased by approximately $1.2 million, or 40%, to approximately $4.2 million for the year ended December 31, 2007, as compared to approximately $3.0 million for the year ended December 31, 2006. The increase in 2007 is primarily a result of expense related to the license agreement entered into with OSI for a Phase II clinical drug candidate.

General and administrative. General and administrative expenses increased by approximately $660,000 to approximately $3.2 million in the year ended December 31, 2007, or 25.5% compared to approximately $2.6 million in the year ended December 31, 2006. In 2007, the increase was due to professional services related to becoming a publicly traded company subsequent to the completion of the reverse acquisition and recapitalization.

Other Income (Expense). Other income (expense) increased 101% to approximately $63,000 in the year ended December 31, 2007 from approximately $(5.0) million in the year ended December 31, 2006. In 2007, the decrease was due primarily to a $4.5 million charge in the prior year for the impairment of intangible assets and goodwill associated with the acquisition of our German subsidiary, partially offset by a decrease in interest expense.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $3.1 million to approximately $5.6 million in the year ended December 31, 2007 from a net loss of approximately $8.7 million in the year ended December 31, 2006.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act, including a private offering of securities. We believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next six to nine months. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize itself. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	the effect of commercialization activities and facility expansions if and as required.

Accordingly, we will be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition, and results of operations could be materially adversely affected.

Operating Activities. For the year ended December 31, 2007, net cash used in operating activities was approximately $2.9 million unchanged as compared to approximately $2.9 million in December 31, 2006. Our net loss decreased by approximately $3.1 million for the year ended December 31, 2007 to approximately $5.6 million as compared to approximately $8.7 million for the year ended December 31, 2006. Additionally, we recorded a charge of approximately $4.5 million in the prior year for the impairment of intangible assets and goodwill associated with the acquisition of our German subsidiary and was included in operating activities. There was also an increase in the adjustment for common stock and warrants issued for licensing rights of intellectual property related to the OSI Phase II clinical drug candidate.

Investing Activities. For the year ended December 31, 2007, net cash used in investing activities was approximately $800,000 as compared to approximately $29,000 for the year ended December 31, 2006. Cash used in investing activities increased primarily as a result of approximately $600,000 paid in 2007 to acquire an additional 34% interest in AdnaGen, increasing our ownership in AdnaGen to 85%.

Financing Activities. Cash provided by financing activities was approximately $6 million for the year ended December 31, 2007 as compared to approximately $2.5 million for the year ended December 31, 2006. The increase was primarily due to the net proceeds of approximately $6.2 million from the 2007 Private Placement, partially offset by the repayment of a loan.

Our outstanding material contractual obligations under lease and debt agreements as of December 31, 2007 are as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years		After Five Years		Total

Loans and notes payable	$2,973,107	$3,682,250	$	−	$	−	$6,655,357
Operating leases and other	199,993	208,328		−		−	408,321
	$3,173,100	$3,890,578	$	−	$	−	$7,063,678

The loans and notes payable have a contingent repayment plan. Under the plan, the obligation is repayable only from the profits of AdnaGen. In the event that AdnaGen does not have sufficient profits as of the scheduled maturity dates in 2008 and 2010, the obligations will be extinguished without recourse from the lender.

During 2005, Biomed Solutions, LLC (“Biomed”) loaned OncoVista-Sub a total of $525,563 accruing interest at 8% per annum. In 2006, OncoVista-Sub repaid $245,000 to Biomed. In October 2007, in full settlement of the remaining principal and interest of $356,428 due under the loan, OncoVista-Sub paid $300,000 to Biomed under the settlement terms. As a result, we recognized a gain on debt settlement of $56,428. Biomed is controlled by an affiliate company of one of our current directors, as well as one of OncoVista-Sub’s former directors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-01, Accounting for Collaborative Arrangements, (“EITF 07-1”). EITF 07-1 provides guidance for companies in the biotechnology or pharmaceutical industries that may enter into agreements with other companies to collaboratively develop, manufacture, and market a drug candidate (Collaboration Agreements) and is effective for fiscal years beginning after December 15, 2007. We do not expect that EITF 07-01 will have an effect on our financial condition or results of operations.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 07-3 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Quantitative and Qualitative Disclosures about Market Risk

We believe that changes in interest rates shall not have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

Management believes that results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our customers.

Seasonality

We have not experienced any material seasonality in operations or business.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related report of OncoVista Innovative Therapies, Inc. and Subsidiaries are attached to this Annual Report beginning at Page F-1 and are incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following disclosure relates to OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.):

Dismissal of Lesley Thomas Schwarz & Postma

Effective January 6, 2006, we dismissed Lesley Thomas Schwarz & Postma ("LTSP") which audited the our financial statements for the fiscal years ended December 31, 2003 and 2004, and engaged Armando C. Ibarra, CPA (“Ibarra”) to act as our independent auditor. The reports of LTSP for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of LTSP for these fiscal years was qualified with respect to uncertainty as to our ability to continue as a going concern. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through January 6, 2006, the date of dismissal, there were no disagreements with LTSP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LTSP would have caused it to make reference to such disagreements in its reports.

Our financial statements for the year ended December 31, 2005, were audited by Ibarra. LTSP was not involved in any way with the audit of the financial statements for the year ended December 31, 2005. We authorized LTSP to discuss any matter relating to us and our operations with Ibarra.

The change in our auditors was recommended and approved by our board of directors since we did not then have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Ibarra regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Commission.

Resignation of Armando C. Ibarra

Effective November 16, 2006, our independent auditor, Ibarra declined to stand for reappointment and we engaged Chang G. Park, CPA (“Park”) to act as our independent auditor. The reports of Ibarra for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Ibarra for these fiscal years was qualified with respect to uncertainty as to our ability to continue as a going concern. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through November 16, 2006, the date of resignation, there were no disagreements with Ibarra on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ibarra would have caused it to make reference to such disagreements in its reports.

Our financial statements for the period ended September 30, 2006 until February 28, 2007, were reviewed by Park. Ibarra was not involved in any way with the review of the financial statements for the period ended September 30, 2006. We authorized Park to discuss any matter relating to us and our operations with Ibarra.

The change in our auditors was recommended and approved by our board of directors since we did not then have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Park regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Commission.

Dismissal of Chang G. Park

Effective February 28, 2007, we dismissed our independent auditor, Park, as Park had been engaged to review its financial statements only for the period ended September 30, 2006. Park had been our independent auditor from November 16, 2006 to February 28, 2007.

On February 28, 2007, we engaged Stan J.H. Lee, CPA (“SJHL”) to act as our independent auditor.

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

Our financial statements for the year ended December 31, 2006, were audited by SJHL. Park was not involved in any way with the audit of the financial statements for the year ended December 31, 2006. We authorized Lee to discuss any matter relating to us and our operations with Park.

The change in our auditors was recommended and approved by the board of directors since we did not then have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with SJHL regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Commission.

Dismissal of Stan J. H. Lee

As a result of the Merger, on January 11, 2008, we engaged Berman & Company, P.A. (“Berman”) as our independent auditors for our fiscal year ended December 31, 2007 to replace SJHL. The change in our auditors was recommended and approved by our board of directors since at the time we did not have an audit committee.

The audit report of SJHL on our financial statements for the fiscal year ended December 31, 2006 and other audit reports during our two most recent fiscal years were qualified with respect to uncertainty as to our ability to continue as a going concern. Such audit reports did not contain any other adverse opinion or disclaimer of opinion or qualification. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through January 11, 2008, there were no disagreements with SJHL or any other independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of SJHL, would have caused such entity to make reference to such disagreements in its reports.

During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through January 11, 2008, Berman did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A(T) - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act")) were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

This Annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

/s/ Alexander L. Weis
Chief Executive Officer

/s/ J. Michael Edwards
Chief Financial Officer

Remediation of Material Weakness

During 2008, we will implement the following remediation activities to materially improve, or are reasonably likely to improve, our internal control over financial reporting:

•
Utilize external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements under the SOX and adequately address the lack of segregation of duties within the financial reporting process.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee we may not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in internal controls.

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers, Directors, and Key Employees

Set forth below is certain information with respect to the individuals who are our directors, officers and key employees.

Name	Age	Position

Alexander L. Weis, Ph.D.	58	Director, Chief Executive Officer, President and Secretary
Alexander Ruckdaeschel	35	Director, Audit Committee Member, Compensation Committee Member
James Wemett	59	Director
William J. Brock	58	Director, Audit Committee Chairman, Compensation Committee Chairman
Corey Levenson, Ph.D.	53	Chief Technical Officer and Director
J. Michael Edwards	41	Chief Financial Officer
J. Kay Noel, Ph.D.	61	Director of Regulatory Affairs
Tamas Bakos, Ph.D.	44	Director of Preclinical Research
Michael Moloney	49	Director of Program Management

Set forth below is biographical information with respect to each of the aforementioned individuals.

Alexander L. Weis, Ph.D. Dr. Weis has served, since August 16, 2007, as a member of our board, Chief Executive Officer, President and Secretary.  Dr. Weis is the principal founder of OncoVista-Sub and has been its Chairman, Chief Executive Officer, and President since its inception in September 2004.  Dr. Weis is a recognized leader and pioneer in the biotechnology and pharmaceutical industries and has led pharmaceutical companies through all stages from start up through public offerings and as a manager of a substantial public company. Prior to forming OncoVista-Sub, from 1989 to September 2004, Dr. Weis served as President of Lipitek International, Inc., a specialty pharmaceutical company that Dr. Weis founded. Dr. Weis was a co-founder of ILEX Oncology, which became a publicly traded company in 1997 (NASDAQ: ILXO) and was later acquired by Genzyme Corporation in a stock transaction valued at over $1 billion. Dr. Weis served as ILEX’S Chief Scientific Officer and Executive Vice President from its founding in 1994 through 1998. Dr. Weis has worked for Vector Therapeutics, MykoBiologics, the Cancer Therapy and Research Center, Sterling Drugs, the Eastman Kodak Company and the Weizmann Institute of Science. Dr. Weis received his Ph.D. in Organic Chemistry from the Novo Sibrsk Institute of Organic Chemistry. Dr. Weis is a scientist and inventor, with over 60 publications and 30 patents. He is a Chartered Chemist and Fellow of the Royal Society of Chemistry, and was selected as the South Texas Entrepreneur of the Year in 1996.

Alexander Ruckdaeschel. Alexander Ruckdaeschel has served as a member of our board since December 2007, as a member of OncoVista-Sub's board since January 2005 and since March 2008, a member of our Audit Committee and Compensation Committee. Mr. Ruckdaeschel is a venture capitalist and since September, 2006 partner at Alphaplus-Advisors, a US based hedge fund. From January 2003 to September 2006 he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in small-cap Biotech equities worldwide. From December 2003 to July 2006, he was an investment advisor to Nanostart AG, one of Europe’s leading venture investment firms in the area of nanotechnology. Mr. Ruckdaeschel has extensive experience in the European solar industry. He also serves on the Board of Directors for several private companies. Prior to 2003, he was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor. From 1992 to 2000 Mr. Ruckdaeschel served in the German military, participating in United Nations missions in Somalia, Croatia and Bosnia.

James Wemett. Mr. Wemett has served on our board since December 2007 and the board of OncoVista-Sub since May 2007. From May 2003 to June 2007, Mr. Wemett was an independent consultant to Victorian Times, Inc., and from March 2004 to March 2007, was a consultant to ROC Central, Inc., both of which are privately owned firms. In 1975 Mr. Wemett founded ROC Communications, a retail distributor of electronics products which was sold in 2001. Mr. Wemett co-founded Technology Innovations LLC in 1999, a private company and one of our stockholders, and serves on Technology Innovations’ board. Mr. Wemett also serves on the board of directors of Natural Nano, Inc (OTCBB: NNAN). Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

William J. Brock. Mr. Brock has served on our board since December 2007, the board of OncoVista-Sub since September 2007 and since March 2008, Chairman of our Audit Committee and Compensation Committee.  Since August 2007, Mr. Brock has served as the President of iPro One, a financial services firm. Prior to that, between July 2004 and August 2007, Mr. Brock was a vice president for private client services at Bear Stearns. From November 2002 to July 2004, Mr. Brock was a director of Houlihan, Lokey, Howard and Zukin, an investment banking firm and from 2001 to 2002 Mr. Brock was Managing Director of Liberty Hampshire Corporation, New York, a diversifired financial institution. Mr. Brock holds a BA degree from Harvard College an M.B.A. from the Harvard Graduate School of Business Administration.

Corey Levenson, Ph.D. Dr. Levenson has served on our board since December 2007 and served as our Chief Technology officer since November 2007. Dr. Levenson has been a director and Chief Technical Officer of OncoVista-Sub since January 2005. Prior to joining OncoVista, Dr. Levenson was employed at Ilex Oncology, Inc. (NASDAQ: ILXO) from October 1996 to December 2004 first as Director of Scientific Affairs and afterwards as Senior Director, Licensing in which capacity he developed and implemented the strategy for in-licensing candidate compounds. From 1991 until 1996 Dr. Levenson was employed by Roche Molecular Systems as Senior Research Investigator and from 1981 to 1991 was employed by Cetus Corporation as Senior Scientist and Director of Nucleic Acid Chemistry. He has led technology assessment programs, coordinated evaluation of drug pipeline candidates and in-licensed drugs, including Clofarabine which was approved for marketing in the U.S. by the FDA in 2004. Dr. Levenson is experienced in managing internal research programs, as well as coordinating large inter-company research programs. He has led extramural research collaborations which resulted in licensing agreements. Dr. Levenson received his Ph.D. (Pharmaceutical Chemistry) from the University of California at San Francisco in 1981. He has over two dozen scientific publications and 16 issued U.S. patents.

J. Michael Edwards. Mr. Edwards joined us as our Chief Financial Officer in January 2008. Before joining us, he served as the Regional Director of Finance and Accounting for Fieldstone Homes, a residential home construction company, from September 2006 to December 2007. Prior to joining Fieldstone, he worked in key finance and accounting roles at a number of biotechnology companies including Controller at BioNumerik Pharmaceuticals from June 2001 to September 2006 and Assistant Controller at ILEX Oncology from February 2000 to May 2001. From 1997 to 1999, Mr. Edwards was the Chief Accounting Officer for U.S. Global Investors, a publicly traded registered investment adviser. He held various financial management positions with Grant-Lydick Beverage Company from 1995 to 1997. Mr. Edwards was an auditor with PricewaterhouseCoopers from 1992 to 1995. Mr. Edwards has more than fifteen years of experience in accounting and financial management, including participation in several private placements, evaluation of strategic alliance agreements and preparation of filings for a potential initial public offering. Mr. Edwards is a member of the board of directors of Special Olympics Texas. Mr. Edwards holds a Bachelor of Business Administration degree in accounting from the University of Texas at San Antonio, and earned a Masters in Business Administration from the University of Texas. Mr. Edwards is a certified public accountant.

J. Kay Noel, Ph.D. Dr. Noel has served as OncoVista-Sub's Director of Regulatory Affairs since July, 2006. Since March 2007, she also serves as Chief Operating Officer of OncoEthnix SA, a cancer therapy development company. Dr. Noel has served as an independent consultant in drug development and regulatory strategy and evaluation of potential anti-cancer agents for J Kay Noel & Associates in excess of the past five years. Dr. Noel has more than twenty years of experience in technology assessment, drug development and implementation of regulatory strategies for expedited commercial development and strategic partnering. She has worked for Cetus Corporation, Alpha Therapeutics, and Abbott Biologics.

Tamas Bakos, Ph.D. Dr. Bakos has served as our Director of Preclinical Research since January 2005. Prior to joining us, Dr. Bakos was a Research Chemist at Lipitek International, Inc. from March 1995 to January 2005. Dr. Bakos received his doctorate degree at the University of Szeged (Hungary) and did his postdoctoral work at L’Institut de Chimie de Substances Naturelles in Paris.

Michael F. Moloney. Mr. Moloney has served as our Director of Program Management since January 2008. Prior to joining us, Mr. Moloney was an independent consultant to the biopharmaceutical industry for the period January 2007 through December 2007. From November 2001 to December 2006, Mr. Moloney served as Vice President, Information Systems and Technologies and a member of the Executive Management team for BioNumerik Pharmaceuticals, Inc and from June 2000 to November 2001, served as Director of Systems and Operations Technologies for BioNumerik. Prior to that, Mr. Moloney held various technical positions at the CALGB, Clinical Research International, Family Health International and the North Carolina Hospital Association. Mr. Moloney received a B.S. in information systems from Alderson Broaddus College and an MBA from the University of Texas at San Antonio.

Board of Directors and Officers

Each director is elected until our next annual meeting and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the board of directors. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our articles of incorporation and by-laws.

Messrs. Ruckdaeschel and Brock are considered independent directors under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2007, our board of directors held five (5) meetings and took actions by written consent on eight (8) occasions throughout the respective time periods.

Committees of the Board of Directors

On March 15, 2008, we established an Audit Committee and a Compensation Committee. Messrs Brock and Ruckdaeschel serve on both committees with Mr. Brock serving as Chairman of both committees. Both Messrs Brock and Ruckdaeschel have no other affiliation with us and are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq. Mr. Brock is deemed the “audit committee financial expert”.

The committees are responsible, respectively, for the matters described below.

Audit Committee

The audit committee is responsible for, among other things, the following:

•	reviewing the results of the audit engagement with the independent auditors;
•	identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action;
•	reviewing the adequacy, scope, and results of the internal accounting controls and procedures;
•	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent auditors;
•	reviewing the auditors’ fees; and
•	recommending the engagement of auditors to the full board of directors.

A charter has been adopted to govern the Audit Committee. A copy of the charter can be found on our website at www.oncovista.com.

Compensation Committee

The compensation committee determines the salaries and incentive compensation of our officers and provide recommendations for the salaries and incentive compensation of our other employees and consultants.

Our compensation programs to date are intended to enable the attraction, motivation, reward, and retention of the management talent required to achieve corporate objectives and thereby increase shareholder value. It has been our policy to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, the executive compensation program may include a competitive base salary, cash incentive bonuses, and stock-based compensation.

A charter has been adopted to govern the Compensation Committee. A copy of the charter can be found on our website at www.oncovista.com.

Nominating Committee

Our board of directors does not expect to establish a nominating committee because we believe that it is unnecessary in light of our size. The board does not anticipate utilizing a nominating committee charter. In the event that vacancies on our board of directors arise, the board will consider potential candidates for director, which may come to the attention of the board through current directors, professional executive search firms, stockholders or other persons. Stockholders may submit the names and five year backgrounds for the board of directors’ consideration in our selection of nominees for directors in writing to the Secretary at our address set forth in this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2007, we believe that during fiscal year 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements except with respect to the non-filing of a Form 4 by Dick Lindholm and William Rhodes and a late filing of Form 3 and Form 4 by William Brock and Torbjorn Lundqvist, respectively.

Code of Ethics

On March 15, 2008, we adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2007 and 2006 by our former Chief Executive Officer and Chief Financial Officer, our current Chief Executive Officer, and Chief Technical Officer and our two most highly compensated non-executive officers. We refer to such individuals as “named executive officers”:

Position	Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen-sation ($)	All Other Compen-sation ($)		Total ($)
Torbjorn B. Lundqvist Former Chairman and
Chief Executive Officer(3)	2007	70,000	(4)	—	—	—	—	—	1,840	(5)	71,840
	2006	140,000	(4)	—	—	—	—	—	6,794	(5)	146,794
Alexander L. Weis, Ph.D. Chief Executive Officer,
President and Secretary	2007	310,000		—	—	—	—	—	20,364	(5)	330,364
	2006	310,000		—	—	—	—	—	18,993	(5)	328,993
Corey Levenson, Ph.D.
Chief Technical Officer	2007	198,000		—	—	156,244	—	—	8,578	(5)	362,822
	2006	175,000		—	—	156,244	—	—	8,555	(5)	339,799
Robert B. Patterson
Former Chief Financial Officer(6)	2007	125,781		—	—	62,488	—	—	19,416	(5)	207,685
	2006	125,000		—	—	62,488	—	—	15,401	(5)	202,889
Tamas Bakos, Ph.D., Director of Preclinical
Research	2007	84,000		—	—	62,488	—	—	12,748	(5)	159,272
	2006	80,000		—	—	62,488	—	—	9,656	(5)	152,144
Kay Noel, Ph.D., Director of Regulatory Affairs	2007	75,600		—	—	62,488	—	—	—		138,088
	2006	36,000	(7)	—	—	—	—	—	—		36,000

(1)
The information is provided for each fiscal year which begins on January 1 and ends on December 31. With respect to the information provided for Alexander L. Weis, Corey Levenson, Robert Patterson, Tamas Bakos and Kay Noel, the information relates to compensation received from OncoVista-Sub whereas the information provided for Torbjorn Lundqvist relates to compensation from OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.).

(2)
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2007 and 2006 are set forth in Note 11 of our audited consolidated financial statements included in this Annual Report on Form 10-KSB. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)
Mr. Lundqvist resigned as our Chairman and Chief Executive Officer on August 16, 2007. The amounts referenced for fiscal year 2007 reflect the amount of compensation earned by Mr. Lundquist from January 1 until August 16, 2007.

(4)	Amount represents salary accrued but unpaid. On August 16, 2007, all accrued amounts owing to Mr. Lundqvist by us were forgiven.
(5)	See “All Other Compensation” table below.
(6)	On January 2, 2008, Robert Patterson resigned as our Chief Financial Officer. Mr. J. Michael Edwards was appointed our Chief Financial Officer commencing January 2, 2008.
(7)	Dr. Noel is entitled to a salary of $72,000 per annum. The amount referenced reflects the amount earned by Dr. Noel during fiscal year 2006 since her commencement of employment on July 17, 2006.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Total ($)
Torbjorn B. Lundqvist
Former Chairman and Chief	2007	—	1,840	1,840
Executive Officer	2006	—	6,794	6,794

Alexander L. Weis, Ph.D.
Chief Executive Officer, President	2007	12,000	8,364	20,364
and Secretary	2006	12,000	6,993	18,993

Corey Levenson, Ph.D.	2007	8,400	178	8,578
Chief Technical Officer	2006	8,400	155	8,555

Robert B. Patterson	2007	—	19,416	19,416
Former Chief Financial Officer	2006	—	15,401	15,401

Tamas Bakos, Ph.D.	2007	—	12,784	12,784
Director of Preclinical Research	2006	—	9,656	9,656

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Torbjorn Lundqvist, Former Chairman and CEO	—		—		—	—	—	—		—		—	—

Alexander L. Weis, Ph.D. Director, CEO, President and
Secretary	—		—		—		—	1,500,000	(9)	3,750,000	(10)	—	—

Corey Levenson, Ph.D. Chief Technical
Officer	125,000	(1)	125,000	(2)	—	0.001	01/15/2015	500,000	(9)	1,250,000	(10)	—	—

Robert B. Patterson, Former Chief Finanical
Officer	50,000	(3)	50,000	(4)	—	0.1	05/01/2015	—		—		—	—

Tamas Bakos, Ph.D, Director of Preclinical
Affairs	50,000	(5)	50,000	(6)	—	0.1	05/01/2015	—		—		—	—

Kay Noel, Ph.D., Director of Regulatory
Affairs	50,000	(7)	25,000	(8)	—	0.1	02/15/2016	—		—		—	—

(1)	Half these options vested on January 15, 2006 and the other half vested on January 15, 2007.
(2)	Half the options vested on January 15, 2008 and the other half vest on January 15, 2009.
(3)	These options were subsequently exercised by Mr. Patterson on February 27, 2008.
(4)	These options expired upon Mr. Patterson’s resignation on January 2, 2008.
(5)	Half these options vested on May 1, 2006 and the other half vested on May 1, 2007.
(6)	Half these options vest on May 1, 2008 and the other half vest on May 1, 2009.
(7)	These options vested on February 15, 2007.
(8)	These options vested on February 15, 2008.
(9)	The referenced shares are a restricted stock award that vests one third on each of January 1, 2009, January 1, 2010 and January 1, 2011.
(10)	Market value is based on the closing sales price of our common stock of $2.50 per share on December 31, 2007.

Employment Agreements

We are party to the following employment agreements with our named executive officers:

We are party to an employment agreement, dated October 1, 2004, with Alexander L. Weis, Ph.D., pursuant to which we have agreed to employ Dr. Weis as our Chief Executive Officer and Chairman of the Board for a four-year initial term, with one-year renewable terms, for base salary of $250,000 per year, subject to adjustment, plus a $1000 per month car allowance. Dr. Weis’ current base salary is $310,000 per annum. Dr. Weis is entitled to receive an annual cash bonus equal to 40% of his base salary, provided that we meet certain performance objectives established by the Board of Directors. Dr. Weis is also entitled to a bonus upon our satisfaction of certain specified milestones. If Dr. Weis’s employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Weis. If Dr. Weis’s employment is terminated without cause, he is entitled to one year’s base salary and one year’s health and life insurance that was in effect prior to his termination. No severance is payable if Dr. Weis’s employment is terminated for cause or if Dr. Weis’s resigns, retires or otherwise terminates his employment voluntarily.

We are a party to an employment agreement, dated January 15, 2005, with Corey Levenson, Ph.D. pursuant to which we have agreed to employ Dr. Levenson as our Chief Technical Officer for a four-year initial term, with one-year renewable terms, for a compensation of $150,000 per year, subject to adjustment, plus a $700 per month car allowance. Dr. Levenson’s current base salary is $198,000 per annum. Dr. Levenson is entitled to receive an annual cash bonus equal to 30% of his base salary, provided that we meet certain performance objectives established by the Board of Directors. If Dr. Levenson’s employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Levenson. If Dr. Levenson’s employment is terminated without cause, he is entitled to one year’s base salary and one year’s health and life insurance that was in effect prior to his termination. No severance is payable if Dr. Levenson’s employment is terminated for cause or if Dr. Levenson resigns, retires or otherwise terminates his employment voluntarily.

We are party to an employment agreement, dated January 1, 2008, with J. Michael Edwards, pursuant to which we have agreed to employ Mr. Edwards as a Chief Financial Officer, for a four-year initial term, renewable for successive one-year renewal terms, with a base salary of $140,000 per year.  Mr. Edwards is entitled to receive an annual cash bonus equal to 30% of his base salary, provided that we meet certain performance objectives established by the board of directors.  In addition, the agreement provides for the grant of options to acquire 120,000 shares of our common at $1.75 per share, vesting over four years. If Mr. Edwards’ employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Mr. Edwards. If Mr. Edwards’ employment is terminated without cause, he is entitled to one year's base salary and one year's health and life insurance that was in effect prior to termination. No severance is payable if Mr. Edwards' employment is terminated for cause or if Mr. Edwards resigns, retires or otherwise terminates his employment voluntarily.

We are party to an employment agreement, dated January 1, 2005, with Tamas Bakos, Ph.D., pursuant to which we have agreed to employ Dr. Bakos as a Director of Pre-Clinical Development, for a one-year initial term, renewable for successive one-year renewal terms, with a base salary of $80,000 per year, subject to adjustment. Dr. Bakos’ current base salary is $88,200. If Dr. Bakos’ employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Bakos. If Dr. Bakos’ employment is terminated without cause, he is entitled to two weeks base salary.

We are party to an employment agreement, dated July 3, 2006, with J. Kay Noel, Ph.D., pursuant to which we have agreed to employ Dr. Noel as a Director of Regulatory Affairs for a one-year initial term, renewable for successive one-year renewal terms, with a base salary of $72,000 per year, subject to adjustment. Dr. Noel’s current base salary is $86,400. If Dr. Noel’s employment is terminated as a result of her death or disability, she (or in the case of her death, her estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for her husband and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Noel. If Dr. Noel’s employment is terminated without cause, she is entitled to two weeks base salary.

Stock Option Plans

We have adopted the following stock option plans:

 2007 Stock Option Plan

In June 2007, OncoVista-Sub’s board of directors adopted the 2007 Stock Option Plan (the “2007 Plan”) subject to stockholder approval. The Plan authorizes the grant of ISOs, Non-Qualified Stock Options and stock purchase rights (“Rights”) with respect to up to an aggregate of 3,000,000 shares of our common stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our board of directors and all options granted under the 2007 Plan were assumed by us. As of February 29, 2008, 370,000 options under the 2007 Plan were issued.

The 2007 Plan permits us to grant (i) both Incentive Stock Options and Non-Qualified Options and (ii) Stock Purchase Rights (“Rights”).

Unless earlier terminated by the board of directors, the Plan (but not outstanding options or Rights) terminates in May 2017, after which no further awards may be granted under the 2007 Plan. The 2007 Plan will be administered by the full board of directors or, at the board’s discretion, by a committee of the board consisting of at least two persons who are “disinterested persons” defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the “Committee”).

Options and Rights. Recipients of options or Rights under the Plan (“Optionees”) are selected by the board or the Committee. The board or Committee determines the terms of each option or Right granted including (1) the purchase price of shares subject to options or Rights, (2) the dates on which options or Rights become exercisable and (3) the expiration date of each option or Right (which may not exceed ten years from the date of grant). The minimum per share purchase price of options granted under the 2007 Plan for Incentive Stock Options is the fair market value (as defined in the 2007 Plan) of one share of our common stock on the date the option is granted.

The Administrator may grant alone, in addition to or in tandem with options granted under the 2007 Plan, to eligible persons Rights to purchase options for such number of shares of our common stock at the price, within the period and subject to the conditions set forth in the award. The purchase is to be effected by execution of a Restricted Stock Purchase Agreement in the form determined by the Administrator which may at the Administrator’s option grant us the right to repurchase the shares acquired at the original price paid in the event of the voluntary or involuntary termination of the purchaser’s service for any reason. The agreement may provide that the repurchase option lapses in whole or installments as to a service provider other than an officer, director, or consultant, at a rate of at least 20% per annum over 5 years from the date of purchase.

Option and Rights holders will have no voting, dividend or other rights as stockholders with respect to shares of our common stock covered by options or Rights prior to becoming the holders of record of such shares. The purchase price upon the exercise of options or Rights may be paid as determined by the Administrator at the time of exercise in cash, by certified bank, cashier’s check or promissory note, by tendering stock held by the Option or Rights holders, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of our common stock available under the 2007 Plan and the number of shares and per share exercise price under outstanding options and Rights will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or a similar corporate event.

The board of directors may at any time terminate the 2007 Plan or from time to time make such modifications or amendments to the 2007 Plan as it may deem advisable and the board or Committee may adjust, reduce, cancel and re-grant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which our common stock is then listed. In no event may the board, without the approval of stockholders, amend the 2007 Plan to increase the maximum number of shares of our common stock for which options or Rights may be granted under the 2007 Plan or change the class of persons eligible to receive options or Rights under the 2007 Plan.

Subject to limitations set forth in the 2007 Plan, the terms of option and Rights agreements will be determined by the board or Committee but may not be longer than ten years, and need not be uniform.

2007 Independent Directors’ Plan

In June 2007, OncoVista-Sub’s board of directors adopted the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) for the purpose of promoting our interests and those of our stockholders by increasing the proprietary and vested interest of such Directors in our growth and performance. As a result of the Merger, our board of directors assumed the Directors Plan and all options granted under the Directors Plan were assumed by us.

The Directors Plan relates to a maximum of 500,000 shares of our Common Stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Securities Exchange Act of 1934 and as defined by any exchange or market on which the Common Stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Securities Exchange Act. As of February 29, 2008, 10,000 options were issued under the Directors Plan.

The Directors Plan is to be administered by the Board of Directors or the Compensation Committee of the Board of Directors, which is authorized to adopt, interpret and amend regulations under the Directors Plan. At this time, we do not have any standing committees and the Board of Directors will administer the Directors Plan in lieu of a Compensation Committee.

The Directors Plan specifies that each newly elected Independent or Non-Employee Director (“Eligible Director”) upon first election or appointment to the board will receive options to purchase 10,000 shares and immediately following each Annual Meeting of Stockholders each director who has been an Eligible Director for more than 12 months immediately preceding and including such meeting and the Chairman of the board, if an Eligible Director, for the same period shall be granted an additional option to purchase 15,000 shares.

The exercise price of an option is to be the Fair Market Value, as defined in the Directors Plan. Payment shall be made in cash or unless otherwise determined by the board of directors, in shares of our common stock.

The option may be exercised in whole or in part during the period commencing on the first anniversary of the grant date and ending on the date of termination of the option, which is the earlier of a date one year from the date the optionee is no longer a Director or ten years from the date of grant.

The Directors Plan provides for adjustment in the exercise price and shares subject to the Directors Plan and outstanding options in the event of a stock split, stock dividend, subdivision or combination of the common stock or change in corporate structure.

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”) subject to stockholder approval. As a result of the Merger, our board of directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us.

The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our Common Stock to our employees, directors and consultants or to our affiliates. As of February 29, 2008, 900,000 non-qualified options were issued under the 2004 Plan.

The 2004 Plan permits us to grant both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options” or “ISOs”) and options which do not qualify as incentive stock options (“Non-Qualified Options”). Unless earlier terminated by the shareholders, the 2004 Plan will terminate in October 2014.

Financial Statement Treatment of Options. We intend to expense the fair equity-based awards, such as stock options and warrants, granted in accordance with accounting principles generally accepted in the United States of America equal to the fair value of the vested portion of the options as Rights using the Black-Scholes option pricing method on each grant date. Modifications such as lowering the exercise prices or extending the expiration dates could also result in material additions to our non-cash expenses.

To the extent outstanding options or Rights are repriced, such repricing will result in charges to our earnings equal to the difference between (i) the fair value of the vested portion of the options or Rights granted, utilizing the Black-Scholes option pricing model on each grant date and (ii) the charges to earnings previously made as a result of the initial grants of the options or Rights being repriced, which will have a dilutive effect on the earnings per share.

Federal Income Tax Consequences. The following is a brief discussion of the Federal income tax consequences of transactions under the 2004 Plan and 2007 Plan. This discussion is not intended to be exhaustive and does not describe state or local tax consequences.

Incentive Options. No taxable income is realized by the optionee upon the grant or exercise of an ISO, except as noted below with respect to the alternative minimum tax provided no reduction in the exercise price has been made since the date of grant except as a result of an anti-dilution event. If common stock is issued to an optionee pursuant to the exercise of an ISO, and if no disqualifying disposition of such shares is made by such optionee within two years after the date of grant or within one year after the transfer of such shares to such optionee, then (i) upon sale of such shares, any amount realized in excess of the option price will be taxed to such optionee as a long-term capital gain and any loss sustained will be a long-term capital loss, and (ii) no deduction will be allowed to the optionee’s employer for Federal income tax purposes.

Except as noted below for corporate “insiders”, if our common stock acquired upon the exercise of an ISO is disposed of prior to the expiration of either holding period described above, generally (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the option price paid for such shares and (ii) the optionee’s employer will be entitled to deduct such amount for Federal income tax purposes if the amount represents an ordinary and necessary business expense. Any further gain (or loss) by the optionee will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction by the employer.

Subject to certain exceptions for disability or death, if an ISO is exercised more than three months following termination of employment, the exercise of the option will generally be taxed as the exercise of a Non-Qualified Option.

For purposes of determining whether an optionee is subject to any alternative minimum tax liability, an optionee who exercises an ISO generally would be required to increase his or her alternative minimum taxable income, and compute the tax basis in the stock so acquired, in the same manner as if the optionee had exercised a Non-Qualified Option. Each optionee is potentially subject to the alternative minimum tax. In substance, a taxpayer is required to pay the higher of his/her alternative minimum tax liability or his/her “regular” income tax liability. As a result, a taxpayer has to determine his potential liability under the alternative minimum tax.

Non-Qualified Options. Except as noted below for corporate “insiders”, with respect to Non-Qualified Options: (i) no income is realized by the optionee at the time the option is granted; (ii) generally, at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares, if unrestricted, on the date of exercise, and the optionee’s employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (iii) at sale, appreciation (or depreciation) after the date of exercise is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held.

Special Rules Applicable To Corporate Insiders. As a result of the rules under Section 16(b) of the Exchange Act, “insiders” (as defined in the Securities Exchange Act of 1934), depending upon the particular exemption from the provisions of Section 16(b) utilized, may not receive the same tax treatment as set forth above with respect to the grant and/or exercise of options. Generally, insiders will not be subject to taxation until the expiration of any period during which they are subject to the liability provisions of Section 16(b) with respect to any particular option. Insiders should check with their own tax advisers to ascertain the appropriate tax treatment for any particular option.

Benefits. Inasmuch as awards to all participants under the 2004 Plan and 2007 Plan will be granted at the sole discretion of the board or Committee, such benefits under the 2004 Plan and 2007 Plan, as applicable, are not determinable.

We believe that the 2004 Plan and 2007 Plan are important in attracting and retaining individuals with good ability to service us, motivating their efforts and serving our business interests, while reducing the cash payments which we would otherwise be required to make to accomplish such purposes.

Director Compensation

Effective September 11, 2007, independent members of our board of directors are entitled to $10,000 as annual remuneration for service as a member of the board plus reimbursement for travel expenses.

The following table sets forth director compensation for the year ended December 31, 2007.

Name of Director (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Torbjorn Lundqvist(2)(3)	—	—	—	—	—	—	—
Dick Lindholm(2)	—	—	—	—	—	—	—
William Rhodes(2)	—	—	—	—	—	—	—
Alexander L. Weis(3)	—	—	—	—	—	—	—
Corey Levenson(3)	—	—	—	—	—	—	—
Alexander Ruckdaeschel	5,000	—	—	—	—	—	5,000
James Wemett	5,000	—	—	—	—	—	5,000
William Brock	5,000	—	—	—	—	—	5,000
_______________
(1)
With respect to the information provided for Alexander L. Weis, Corey Levenson, Alexander Ruckdaeschel, James Wemett and William Brock, the information relates to compensation received from OncoVista-Sub whereas the information provided for Torbjorn Lundqvist, Dick Lindholm and William Rhodes relates to compensation from OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.).

(2)	The referenced individual resigned as member of our board on August 16, 2007.
(3)	Please refer to the summary compensation table for executive compensation with respect to the named individual.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 29, 2008 (i) by each person who is known by us to own beneficially more than 5% of our common stock, (ii) by each of the Named Executive Officers and (iv) by all our directors and executive officers as a group. On such date, we had 20,166,475 shares of our common stock outstanding.

As used in the table below and elsewhere in this Annual Report on Form 10-KSB, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following February 29, 2008.

Except as otherwise noted, the address of the referenced individual is c/o OncoVista, Inc., 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned

Alexander L.	5,150,000(3)	25.5%
Weis, Ph.D.(1)(2)

Alexander Ruckdaeschel(1)	50,000(4)	*
123 East 83rd Street
Apartment 3B
New York, NY 10028

James Wemett(1)	3,305,475(5)	16.4%
Technology Innovations
15 Schoen Place
Pittsford, NY 14534

Corey Levenson, Ph.D. (1)(2)	687,500(6)	3.4%

William J. Brock(1)	−	−

J. Michael Edwards(2)	−	−

Tamas Bakos, Ph.D.	50,000(4)	*

Kay Noel, Ph.D.	50,000(4)	*

Technology Innovations(7)	1,880,475	9.3%
15 Schoen Place
Pittsford, NY 14534

Biomed Solutions, LLC(7)	1,425,000	7.1%
15 Schoen Place
Pittsford, NY 14534

Jack A. Tuszynski	1,400,000	7.0%
10220 133rd Street
Edmonton, Alberta
Canada T5N 1Z7

OncoVentures, LLC	1,008,579(8)	5.0%
369 Franklin Street
Buffalo, New York 14202

CAMOFI Master LDC	2,229,234(9)(11)	10.8%
CAMHZN Master LDC
c/o Centrecourt Asset Management LLC
350 Madison Avenue, 8th Floor
New York, New York 10017

Wexford Spectrum Trading Ltd.	2,142,855(10)	10.4%
411 West Putnam Avenue
Greenwich, CT 06830

All Current Executive Officers and Directors as a group (six persons)	9,192,975(12)	45.1%

(1)	Indicates director.
(2)	Indicates officer.
(3)
Includes the (i) beneficial ownership of 500,000 shares of common stock of Lipitek International, Inc. and (ii) 1,500,000 shares of restricted stock vesting one third on each of January 1, 2009, January 1, 2010 and January 2011.

(4)	Represents shares of common stock issuable upon the exercise of stock options within the 60 days following February 29, 2008.
(5)	Includes the beneficial ownership of Technology Innovations and Biomed Solutions, LLC disclosed in the table above.
(6)
Includes (i) 187,500 shares of common stock issuable upon exercise of stock options within 60 days following February 29, 2008, and (ii) 500,000 shares of restricted stock, vesting one third on each of January 1, 2009, January 1, 2010, and January 1, 2011.

(7)
Technology Innovations, LLC is the beneficial owner of a majority of the outstanding membership interests of Biomed Solutions, LLC; it disclaims ownership of these shares except to the extent of its pecuniary interest in Biomed Solutions, LLC. James Wemett and Michael Weiner, a former director of OncoVista-Sub, are deemed to have voting and investment control over these shares; they disclaim ownership of these shares except to the extent of their pecuniary interest in Biomed Solutions LLC and Technology Innovations LLC.

(8)	Includes 250,000 shares of common stock issuable upon exercise of warrants within 60 days following February 29, 2008.
(9)
Represents (i) 1,413,921 shares of common stock and 456,000 shares of common stock issuable upon the exercise of warrants within 60 days following February 29, 2008 held by CAMOFI Master LDC, (ii) and 272,456 shares of common stock and 86,857 shares of common stock issuable upon the exercise of warrants within 60 days following February 29, 2008 held by CAMHZN Master LDC. Centrecourt Asset Management LLC (“Centrecourt’) is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC. Richard Smithline is director of CAMOFI Master LDC and CAMHZN Master LDC. Centrecourt and Mr. Smithline disclaim beneficial interest in such securities. The foregoing is based on information supplied in a Schedule 13G filed with the Commission on February 6, 2008.

(10)
Represents 1,714,284 shares of common stock and 428,571 shares of common stock issuable upon the exercise of warrants within 60 days following February 29, 2008 by Wexford Spectrum Trading Limited ("WST"). Wexford Capital LLC ("Wexford") may, by reason of its status as Investment Sub-Advisor of WST, be deemed to own beneficially the interest in the shares of common stock of which WST possesses beneficial ownership. Each of Charles E. Davidson ("Davidson") and Joseph M. Jacobs ("Jacobs") may, by reason of his status as a controlling person of Wexford Capital, be deemed to own beneficially the interests in the shares of common stock of which WST possesses beneficial ownership. Each of Davidson, Jacobs and Wexford Capital shares the power to vote and to dispose of the interests in the shares of common stock beneficially owned by WST. Each of Wexford, Davidson and Jacobs disclaims beneficial ownership of the shares of common stock owned by WST except, in the case of Davidson and Jacobs, to the extent of their interests in each member of WST. The foregoing is based on information supplied in a Schedule 13G filed with the Commission on November 21, 2007.

(11)
Notwithstanding the inclusion of the warrants beneficially owned by the referenced investors in the beneficial ownership calculation, the warrants provide that the holder of the warrants shall not have the right to exercise any portion of the warrants and that we shall not affect any exercise of such warrants to the extent that after giving effect to such issuance after exercise such holder of the warrants together with his, her or its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance. Such 4.99% limitation may be waived by each holder upon not less than 61 days prior notice to change such limitation to 9.99% of the number of shares of common stock outstanding immediately after giving effect to such issuance.

(12)	Includes 237,500 shares of common stock issuable upon exercise of stock options within 60 days following February 29, 2008.
*	Less than 1.0%.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”), our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,090,000(1)	$0.91	3,410,000(2)

(1)	Represents 950,000 shares granted under the 2004 Plan, 130,000 shares granted under the 2007 Plan and 10,000 shares granted under the Director Plan.
(2)	Represents 50,000 shares available for issuance under the 2004 Plan, 2,870,000 shares available for issuance under the 2007 Plan and 490,000 shares available for issuance under the Director Plan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions required to be disclosed pursuant to Item 404 of Regulation S-B.

Transactions with Related Persons

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Biomed Loan

During 2005, Biomed Solutions, LLC (“Biomed”) loaned us a total of $525,563 accruing interest of 8%. In 2006, we paid $245,000 to Biomed and in October 2007, in full settlement of the remaining principal and interest of $356,428 due under the loan, we paid a further $300,000 to Biomed. As a result, we recognized a gain on debt settlement of $56,428.  Biomed beneficially owns more than five percent of our capital stock. Biomed is a subsidiary of Technology Innovations, LLC (“Technology Innovations”). Technology Innovations beneficially owns more than five percent of our capital stock. Technology Innovations was co-founded by James Wemett, one of our directors and Michael Weiner, one of OncoVista-Sub's former directors. Mr. Wemett also serves on the board of directors of Technology Innovations.

OncoVista-Sub’s Purchase of Our Shares

On August 16, 2007, we and Törbjorn B. Lundqvist (“Lundqvist”), our then principal stockholder and officer and director entered into and closed a Securities Purchase Agreement (the “Lundqvist Purchase Agreement”) with OncoVista-Sub whereby Lundqvist sold 9,562,728 (or 14,095,212 after giving effect to the forward split that became effective on October 22, 2007) shares (the “Lundqvist Shares”) of our common stock to OncoVista-Sub for cash consideration of US$667,000 (the “Cash Consideration”). Simultaneous with the Lundqvist Agreement, OncoVista-Sub entered into Share Sale/Purchase Agreements with a number of our minority shareholders whereby such minority shareholders sold an aggregate of 1,401,123 (or 2,065,218 after giving effect to the forward split that became effective on October 22, 2007) of our shares (the “Minority Stockholder Shares”) of common stock to us. Payment for the Minority Stockholder Shares was paid out of the Cash Consideration.

In connection with the Lundqvist Purchase Agreement, (i) we sold and transferred to Lundqvist all of the shares of capital stock of Automotive Upgrade Technologies, Inc. (“AUT”) a Nevada corporation and our former wholly owned subsidiary, (ii) Lundqvist forgave any related party debt owed by us to him, (iii) Lundqvist terminated the license agreement granting us worldwide marketing rights for an electronic tire valve cap without any further consideration from us and Lundqvist waived all amounts that would otherwise be due or payable, or become due or payable thereunder by us, and (iv) Lundqvist and AUT agreed to indemnify and hold harmless us, OncoVista-Sub and its control persons, among others, against liability arising out of AUT or our products, if any, prior to the closing of the Lundqvist Purchase Agreement.

Lipitek Agreements

We and Lipitek International Inc. (“Lipitek International”) entered into a License Agreement, dated October 13, 2004, pursuant to which Lipitek International has granted to us an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International relating to L-Nucleosides and their conjugates.

On November 17, 2005, we, Lipitek International, and Alexander Weis entered into a Purchase Agreement, dated as of November 17, 2005, pursuant to which Lipitek has granted us an option to purchase all membership interests in Lipitek Research LLC to us for a purchase price of $5,000,000, payable in installments. As of February 29, 2008, we have paid Lipitek International a total of $400,000. On or before July 28, 2012, we are required to pay the balance of the purchase price. Prior to the full payment of the purchase price, we have the option upon 30 day’s written notice to abandon the purchase of Lipitek Research LLC upon forfeiture of the amounts already paid. In addition, Lipitek International and Weis agreed to use reasonable efforts to ensure that we have the right of first negotiation with respect to any Lipitek International intellectual property related to anti-cancer, anti-fungal, anti-parasitic and anti-malarial activities (except that derived from South American plants and vegetation) and to intellectual property arising out of any current research or research contract of Lipitek Research LLC.

Pursuant to a Lease Agreement between Lipitek International and us, we lease laboratory space for approximately $15,000 per month from Lipitek International under a five-year Lease Agreement.

Alexander L. Weis, Ph.D., a member of our board, Chief Executive Officer, President, and Secretary as well as one of our significant beneficial owners, is the principal owner of Lipitek International. Dr. Weis has agreed not to vote as a director in connection with any matter relating to Lipitek.

Employment Agreements

For a description of employment agreements, please see “Executive Compensation - Employment Agreements”.

Promoters and Control Persons

Alexander L. Weis, Ph.D. was one of the founders of OncoVista-Sub. In connection with its organization in September 2004, Mr. Weis was issued 3,000,000 shares of OncoVista-Sub common stock and his four children were issued a total of 500,000 shares of its common stock. In addition, in consideration for licenses granted shortly after our formation, Mr. Weis was issued 150,000 shares of OncoVista-Sub common stock and Lipitek International, Inc. was issued 500,000 shares of OncoVista-Sub common stock.

Also, in connection with OncoVista-Sub’s organization, Technology Innovations, LLC was issued 1,400,000 shares of OncoVista-Sub common stock and Biomed Solutions, LLC was issued 1,425,000 shares of OncoVista-Sub common stock. In addition, in consideration for licenses granted shortly after OncoVista-Sub’s formation, Technology Innovations, LLC was issued a further 650,000 shares of OncoVista-Sub common stock.

As a result of the Merger that closed on November 13, 2007, all OncoVista-Sub common stock held by the aforementioned was exchanged on a one-for-one basis for our common stock.

ITEM 13 - EXHIBITS

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 26, 2007, by and between Aviation Upgrade Technologies, Inc., OncoVista, Inc. and OncoVista Acquisition Corp.(1)
2.2	Copy of Certificate of Merger dated November 13, 2007. (2)
3.1	Certified Copy of the Articles of Incorporation of the Registrant.(2)
3.2	Bylaws.(3)
3.3	Certificate of Change of the Registrant.(4)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant.(11)

10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D.(2)
10.2	Executive Employment Agreement dated as of January 15, 2005, by and between OncoVista, Inc. and Corey Levenson, Ph.D.(2)
10.3	Employment Agreement dated as of August 22, 2005, by and between OncoVista, Inc. and Robert Patterson.(2)
10.4	Employment Agreement dated as of January 1, 2005, by and between OncoVista, Inc. and Tamos Bakos, Ph.D.(2)
10.5	Employment Agreement dated as of July 3, 2006, by and between OncoVista, Inc. and Jeanne Kay Noel.(6)
10.6	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 1, 2005.(2)
10.7	Investment and Stock Purchase Agreement dated September 7, 2005 between AdnaGen AG, BioMed Venture GmbH, individual stockholders of AdnaGen AG and OncoVista, Inc.(9)
10.8	Stock Purchase Option Agreement dated as of September 7, 2005 between AdnaGen AG, BioMed Venture GmbH, individual stockholders of AdnaGen AG and OncoVista, Inc.(9)
10.9	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005.(8)
10.10	License Agreement dated as of December 30, 2004 between AdnaGen AG and Gen-Probe Inc.(6)
10.11	Amendment to License Agreement between AdnaGen AG and Gen-Probe, Inc. effective June 30, 2006.(6)
10.12	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc.(9)
10.13	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc. (6)
10.14	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc.(6)
10.15	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmacueticals, Inc. dated December ___, 2005.(6)
10.16	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc.(6)
10.17	Patent License effective May 1, 2005 between Technology Innovations, LLC and OncoVista, Inc.(6)
10.18	License Agreement effective as of October 13, 2004 between Technology Innovations, LLC. and OncoVista, Inc.(6)
10.19	License Agreement between AdnaGen AG and Innogenetics N.V.(6)
10.20	Distribution Agreement dated January 29, 2007 between Innogenetics and AdnaGen AG.(6)
10.21	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (6)

10.22	Securities Purchase Agreement, dated as of August 16, 2007.(5)
10.23	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)
10.24	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)
10.25	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed in August 15, 2007.(6)
10.26	Form of Lock-Up Agreement.(6)
10.27	Letter Agreement dated July 11, 2007 between OncoVista, Inc. and Maxim Group, LLC.(6)
10.28	Warrant dated August 15, 2007 issued to Maxim Group, LLC.(6)
10.29	Form of Subscription Agreement.(6)
10.30	2004 Stock Option Plan.(6)
10.31	2007 Stock Option Plan.(6)
10.32	2007 Stock Option Plan for Independent and Non-Employee Directors.(6)

10.33	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)

10.34	Subscription Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)

10.35	Investors’ Rights Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc. (7)

10.36	Stockholders Agreement, dated November 27, 2007, between OncoVista, Inc., OSI Pharmaceuticals, Inc., and Alexander L. Weis.(7)

10.37	Stock Purchase Warrant dated November 27, 2007. (7)

10.38	Stock Purchase Warrant dated November 27, 2007. (7)

10.39	Share Purchase Agreement between BioMed Venture GmbH and OncoVista, Inc.(12)

10.40	Executive Employment Agreement dated as of January 1, 2008 between Aviation Upgrade Technologies, Inc. and J. Michael Edwards. (10)

14.1	Code of Ethics.*
21.1	List of Subsidiaries.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)*

________

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	We will file the referenced exhibit by amendment to the Current Report on Form 8-K on November 13, 2007 with the Commission.

(9)
We will file the referenced exhibit by amendment to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and intend to seek confidential treatment with respect to portions of the referenced exhibit.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on January 8, 2008 with the Commission and incorporated by reference herein.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on January 9, 2008 with the Commission and incorporated by reference herein.

(12)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2008 with the Commission and incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incurred the following fees to Berman & Company, P.A., certified public accountants, for services rendered during the fiscal year ended December 31, 2007 and 2006:

Summary:	2007	2006
Audit fees(1)	$45,000	$33,000
Audit related fees(2)	60,000	−
Tax fees(3)	−	−
Other fees	−	−
Total	$105,000	$33,000
_________

(1)
Amount represents fees paid for professional services for the audit of our consolidated annual financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by Berman & Company, P.A. in connection with statutory and regulatory filings or engagements.

(2)
Amount represents fees paid for professional services for assurance and related services by Berman & Company, P.A. that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item 1.

(3)	Amount represents fees paid for professional services for tax compliance and tax advice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOVISTA INNOVATIVE THERAPIES, INC.

/s/ ALEXANDER L. WEIS, PH.D.

Alexander L. Weis, Ph.D.
Chairman of the Board of Directors
Chief Executive Officer
(principal executive officer)

/s/ J. MICHAEL EDWARDS

J. Michael Edwards
Chief Financial Officer
(principal accounting officer)

Date: April 14, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on April 14, 2008.

/s/ ALEXANDER L. WEIS, PH.D.

Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ WILLIAM J. BROCK

William J. Brock
Director

/s/ COREY LEVENSON, M.D.

Corey Levenson, M.D.
Director

/s/ JAMES WEMETT

James Wemett
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2007 and 2006	F-3

Consolidated Statement of Changes in Stockholders’ Deficit for the Years Ended
December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007 and 2006	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoVista Innovative Therapies, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $5,602,393 and net cash used in operations of $2,879,573 for the year ended December 31, 2007, a working capital deficit of $208,085, an accumulated deficit of $16,092,923 and a total stockholders’ deficit of $3,992,333 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman & Company, P.A.

Boca Raton, Florida
April 7, 2008

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,364,141	$1,954,645
Accounts and other receivables	195,224	46,804
Inventory	36,493	34,075
Prepaid and other current assets	98,368	49,602

Total current assets	4,694,226	2,085,126

Equipment, net	199,621	233,565
Deposits and other assets	56,102	48,455

Total assets	$4,949,949	$2,367,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$245,704	$126,753
Accrued expenses	568,754	423,746
Loans payable	2,136,657	1,235,333
Notes payable	836,450	380,563
Accrued interest payable	1,114,746	532,688

Total current liabilities	4,902,311	2,699,083

Long-term liabilities
Loans payable	−	679,955
Notes payable	3,682,250	3,960,900
Accrued interest payable	353,497	595,496
Other	4,224	−

Total long-term liabilities	4,039,971	5,236,351

Total liabilities	8,942,282	7,935,434

Commitments and contingencies (See Note 9)

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 20,116,475 and 16,888,475 shares issued and 18,116,475 and 16,888,475 shares outstanding at December 31, 2007 and 2006, respectively	20,116	16,888
Additional paid-in capital	13,604,591	5,673,499
Accumulated deficit	(16,092,923)	(10,490,530)
Accumulated other comprehensive loss	(1,524,117)	(768,145)

Total stockholders’ deficit	(3,992,333)	(5,568,288)

Total liabilities and stockholders’ deficit	$4,949,949	$2,367,146

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006
Revenues:
Licensing	$1,501,676	$1,700,137
Diagnostic kits	239,364	187,319
Research and development revenue (including $0 and $40,000 from related party in 2007 and 2006, respectively)	80,000	40,000

Total revenues	1,821,040	1,927,456

Operating expenses:
Research and development	4,247,401	3,030,517
General and administrative	3,238,801	2,580,692

Total operating expenses	7,486,202	5,611,209

Loss from operations	(5,665,162)	(3,683,753)

Other income (expense):
Interest income	118,139	88,498
Interest expense	(309,565)	(616,932)
Gain on debt settlement	56,428	−
Other	197,767	−
Impairment of goodwill and intangible asset	−	(4,456,035)

Total other income (expense), net	62,769	(4,984,469)

Net loss	$(5,602,393)	$(8,668,222)

Net loss per share - basic and diluted	$(0.33)	$(0.51)

Weighted average number of shares outstanding during the year - basic and diluted	17,030,788	16,888,475

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2007 and 2006

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	loss	Total
Balance December 31, 2005	16,888,475	$16,888	$1,008,542	$(1,822,308)	$(28,250)	$(825,128)

Net loss	−	−	−	(8,668,222)	−	(8,668,222)
Other comprehensive loss:
Foreign currency translation loss	−	−	−	−	(739,895)	(739,895)
Total comprehensive loss						(9,408,117)
Issuance of common stock, net of direct offering costs of $152,250	−	−	3,357,750	−	−	3,357,750
Issuances of common stock and warrants for licensing rights and intellectual property	−	−	738,620	−	−	738,620
Employee stock-based compensation	−	−	431,189	−	−	431,189
Non-employee stock-based consulting	−	−	137,398	−	−	137,398

Balance December 31, 2006	16,888,475	16,888	5,673,499	(10,490,530)	(768,145)	(5,568,288)

Net loss	−	−	−	(5,602,393)	−	(5,602,393)
Comprehensive loss:
Foreign currency translation loss	−	−	−	−	(755,972)	(755,972)
Total comprehensive loss						(6,358,365)
Purchase of additional equity interest in subsidiary	−	−	(599,241)	−	−	(599,241)
Issuance of common stock, net of direct offering costs of $570,500	−	−	6,224,484	−	−	6,224,484
Cash paid for acquisition of shell			(150,000)	−	−	(150,000)
Deemed issuance to shareholders of legal acquiror and recapitalization	728,000	728	(728)	−	−	−
Issuance of unvested restricted common stock - related parties	2,000,000	2,000	(2,000)	−	−	−
Issuances of common stock and warrants for licensing rights of intellectual property	500,000	500	1,865,150	−	−	1,865,650
Employee stock-based compensation	−	−	368,701	−	−	368,701
Non-employee stock-based consulting	−	−	224,726	−	−	224,726

Balance December 31, 2007	20,116,475	$20,116	$13,604,591	$(16,092,923)	$(1,524,117)	$(3,992,333)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007		2006
Cash flows from operating activities
Net loss		$(5,602,393)		$(8,668,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation		71,635		105,320
Gain on debt settlement		(56,428)		−
Impairment of goodwill and intangible asset		−		4,456,035
Employee stock-based compensation		368,701		431,189
Non-employee stock-based consulting		224,726		137,398
Common stock and warrants issued for licensing rights of intellectual property		1,865,650		738,620
Changes in operating assets and liabilities:
Accounts and other receivables		(133,091)		(24,517)
Inventory		1,416		(16,737)
Prepaid and other assets		(45,060)		(50,247)
Accounts payable		166,012		(123,875)
Accrued expenses		60,223		(106,296)
Accrued interest payable		199,036		228,904
Net cash used in operating activities		(2,879,573)		(2,892,428)

Cash flows from investing activities
Purchase of equipment		(15,970)		(29,391)
Cash paid to acquire additional equity interest in subsidiary		(599,241)		−
Cash paid for acquisition of shell		(150,000)		−
Net cash used in investing activities		(765,211)		(29,391)

Cash flows from financing activities
Repayments of loans and notes payable		(224,135)		(861,739)
Proceeds from sale of common stock		6,794,984		3,510,000
Cash paid for direct offering costs		(570,500)		(152,250)
Net cash provided by financing activities		6,000,349		2,496,011

Net increase (decrease) in cash and cash equivalents		2,355,565		(425,808)

Effect of exchange rates on cash		53,931		(31,758)

Cash and cash equivalents at beginning of year		1,954,645		2,412,211

Cash and cash equivalents at end of year		$4,364,141		$1,954,645

Supplemental disclosures of cash flow information:
Cash paid for interest		$110,530		$396,136
Cash paid for taxes	$	−	$	−

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or “the Company”), is a biopharmaceutical company engaged in the development and commercialization of targeted cancer therapies both through the acquisition of rights to technologies and drugs from others and through the development of its own proprietary products.

The Company, formerly known as Aviation Upgrade Technologies, Inc. (“AVUG”), was incorporated in Nevada in January 1999. In August 2007, OncoVista, Inc. (“OncoVista”) acquired 16,160,430 shares of common stock of AVUG constituting approximately 95.7% of AVUG’s issued and outstanding capital stock for cash consideration of $667,000, of which $150,000 was paid by the Company and the remaining $517,000, was paid by third parties. The acquisition resulted in a change of control of AVUG.

In October 2007, OncoVista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AVUG. In November 2007, AVUG, a then shell corporation, merged with OncoVista and OncoVista became the surviving corporation. This transaction was accounted for as a reverse acquisition and recapitalization of OncoVista. AVUG did not have any operations and majority-voting control was transferred to OncoVista. Since OncoVista acquired a controlling voting interest, it was deemed the accounting acquiror, while AVUG was deemed the legal acquiror. The historical financial statements of the Company are those of OncoVista, and of the consolidated entities from the date of Merger and subsequent. Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

OncoVista was incorporated on September 22, 2004 in the State of Delaware and the corporate offices are located in San Antonio, Texas.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen AG, a research and development company based in Langenhagen, Germany. AdnaGen AG focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells. For financial reporting purposes, the acquisition of AdnaGen AG was treated as a business combination pursuant to SFAS No. 141 (See Note 4). In December 2007, OncoVista, Inc. purchased from a now former shareholder of AdnaGen AG an additional 34% equity interest in AdnaGen AG, for consideration of $599,241. As a result of the purchase, OncoVista now owns approximately 85% of AdnaGen AG.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of AVUG, OncoVista and AdnaGen AG (collectively, the “Company”). All intercompany balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates during 2007 and 2006 include the valuation of warrants and stock options granted for services or compensation pursuant to EITF No. 96-18 and SFAS No. 123R, respectively, estimates of the probability and potential magnitude of contingent liabilities, estimates regarding the fair value of goodwill and intangible assets subject to impairment, and the valuation allowance for deferred tax assets due to continuing operating losses.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2007, the balance exceeded the federally insured limit by approximately $3.6 million.

Accounts and Other Receivables

There has been no identifiable bad debt expense during the years ended December 31, 2007 and 2006, respectively. Additionally, the Company has not recorded any allowance for doubtful accounts. The allowance is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company does not charge interest on accounts receivable.

Inventory

Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Inventory consists of finished goods in the form of select and detect breast cancer and colon cancer kits. During the years ended December 31, 2007 and 2006, respectively, there were no write-downs to net realizable value due to obsolescence.

Equipment

Equipment is stated at cost, less accumulated depreciation. Costs greater than $500 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which ranges from three to fourteen years.

Long-Lived Assets

Long-lived assets, other than Goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and Intangibles

Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by the reporting unit for impairment or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned (See Note 4).

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed. For financial reporting purposes, minority interest will not be presented until the minority’s share of profit exceeds its previously recorded deficit.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

The Company will account for free-standing warrants issued in conjunction with certain derivative instruments in accordance with EITF Issue No. 00-19, “Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). EITF 00-19 requires that all contracts be initially measured at fair value and subsequently accounted for based on the current classification and the assumed or required settlement method. All contracts that are classified as assets or liabilities are measured at fair value with changes in fair value reported in earnings. The Company reevaluates the classification at each balance sheet date to determine if the warrants issued in connection with the debt instruments will continue to be recorded as a liability or as equity. At December 31, 2007 and 2006, respectively, the Company does not have any outstanding debt or equity instruments requiring bifurcation and related fair value accounting.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. The Company adopted FIN 48 on January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations.

Significant management judgment is required in developing the provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104). The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company currently has two primary sources of revenue: Licensing and Diagnostic Kits.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Licensing - The Company has entered into various license agreements with third parties that generate nonrefundable upfront and milestone license payments. Upfront license payments are reported as deferred revenue until they are recognizable as revenue, generally on a straight line basis over the term of the respective license period beginning only after both the license period has begun and the technology has been delivered. At December 31, 2007 and 2006, there was no deferred revenue recognized from upfront license payments. Milestone payments from license agreements are recognized as revenue upon achievement of the milestone, provided the payment is nonrefundable.

Diagnostic Kits - The Company recognizes revenues from the sale of diagnostic kits by third parties upon shipment. The Company’s customers have no right of return for products sold.

Research and Development Expenses

The Company’s research and development consists of costs associated with discovery research and product development. Discovery research is comprised of employee costs, laboratory materials and supplies, research-related overhead allocations, consulting and stock-based compensation. Included in product development are clinical trial costs, including expenses associated with contract research organizations, contract manufacturing, employee costs and patents. These costs are expensed as incurred.

Customer Concentration

For the years ended December 31, 2007, and 2006 and the Company derived a substantial portion of its revenues from one and two customers accounting for 88% and 63%, respectively.

Regulatory Matters

Regulations imposed by federal, state and local authorities in the United States, as well as authorities in other countries, are a significant factor in the conduct of research, development, manufacturing and eventual marketing of the Company’s products. In the United States, drugs, biological products, and medical devices are regulated by the United States Food, Drug and Cosmetic Act, which is administered by the U.S. Food and Drug Administration. In Europe, sales of diagnostic products are regulated by Directorate General III of the European Commission, which allows the Company’s subsidiary to market its products under CE label as clinical diagnostics in the European Community.

Foreign Country Risks

The Company may be exposed to certain risks as a portion of its operations are being conducted in Germany. These include risks associated with, among others, the political, economic and legal environment, as well as foreign currency exchange risk. The Company’s results may be adversely affected by change in the political and social conditions in Germany due to governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation, among other things. The Company does not believe these risks to be significant, and no such losses have occurred in the current or prior years because of these factors. However, there can be no assurance those changes in political and other conditions will not result in any adverse impact in future periods.

Net Loss per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the effect of share equivalents. Common stock equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants and stock options.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

At December 31, 2007 and 2006, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2007	2006
Stock options outstanding under our various stock option plans	1,090,000	950,000
Warrants	2,391,712	285,000
Total	3,481,712	1,235,000

During 2007, the Company issued 2,000,000 shares of unvested restricted stock to two of its officers for services to be rendered in the future. These shares are not considered outstanding for purposes of computing loss per share since these shares have not yet vested pursuant to the terms of the stock award. (See Note 11).

In connection with the reverse acquisition and recapitalization, the computation of loss per share assumes that all share and per share amounts have been retroactively restated to reflect the shares of the legal acquirer.

Share-Based Compensation

All share-based payments to employees since inception have been recorded and expensed in the statements of operations as applicable under SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Additionally, during 2007 and 2006, respectively, common stock and warrants were issued in connection with the acquisition of licensing rights of intellectual property and treated as direct offering costs. There was no effect on equity.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are measured using the local currency (Euros) as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates as of December 31, 2007 and 2006, and related revenue and expenses have been translated at average exchange rates for the years ended December 31, 2007 and 2006. All equity transactions have been translated at their historical rates when the transaction occurred. Those translation adjustments are included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit. Transaction gains and losses related to operating assets and liabilities are included in general and administrative expense.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts and other receivables, inventory, prepaid and other current assets, accounts payable, accrued expenses, loans payable, notes payable, and other payables, approximate fair value due to the relatively short period to maturity for these instruments.

Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect the Company’s consolidated financial position, results of operations or cash flows.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-01, “Accounting for Collaborative Arrangements,” (“EITF 07-1”). EITF 07-1 provides guidance for companies in the biotechnology or pharmaceutical industries that may enter into agreements with other companies to collaboratively develop, manufacture, and market a drug candidate (Collaboration Agreements) and is effective for fiscal years beginning after December 15, 2007. The Company does not expect that EITF 07-01 will have an effect on its financial condition or results of operations.

In June 2007, the EITF issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and DevelopmentActivities,” (“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $5.6 million and net cash used in operations of approximately $2.9 million for the year ended December 31, 2007, a working capital deficit of approximately $0.2 million, an accumulated deficit of approximately $16.1 million and a total stockholders’ deficit of approximately $4.0 million at December 31, 2007.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products. The Company is also in default on certain loans, notes, and related accrued interest aggregating $119,638 at December 31, 2007 (See Note 7). The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4.	ACQUISITION, GOODWILL AND IMPAIRMENT

Goodwill Impairment

In December 2005, the Company acquired a 51% interest in AdnaGen AG, a German corporation, for a total purchase price of approximately $1,784,000. In December 2006, the Company performed an impairment review of its goodwill. Because of the Company’s possible inability to continue as a going-concern and because of the continuing poor economic, financial, and operating results of AdnaGen AG since its acquisition, combined with its deficit in equity and projected negative cash flow and operating results in future periods, management determined it could not support the carrying value of the goodwill that exceeded its fair value. Accordingly, goodwill of $4,359,832 was considered fully impaired at December 31, 2006.

Other Impairment Loss

During 2006, the Company also recognized an impairment loss of $96,203 related to a patent that was no longer being used by AdnaGen AG for commercialization of drug therapies. The impairment loss represented the remaining unamortized net book value of the patent.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 5.	EQUIPMENT

Equipment balances at December 31, 2007 and 2006 are summarized below:

	2007	2006

Equipment	$522,254	$889,293
Computer and office equipment	100,395	229,393
Furniture and fixtures	5,554	−
	628,203	1,118,686
Less: accumulated depreciation	(428,582)	(885,121)
Equipment, net	$199,621	$233,565

Note 6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and 2006 are summarized below:

	2007	2006

Legal and professional	$199,428	$145,539
Clinical and other studies	90,685	−
Compensation	118,671	168,848
Other	159,970	109,359
Total accrued expenses	$568,754	$423,746

Note 7.	DEBT

The Company had the following outstanding loans and notes payable at December 31, 2007 and 2006:

	2007	2006

Unsecured loans payable to third parties with interest at 10% and due on demand	$2,136,657	$1,915,288
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, currently in default	100,000	100,000
Unsecured convertible notes payable to a related party with interest at 8% and due on demand, currently in default	−	280,563
Unsecured note payable to a third party with interest at 5.5%, maturing in June 2008	736,450	660,150
Unsecured note payable to a third party with interest at 5%, maturing in December 2010	2,209,350	1,980,450
Unsecured note payable to a third party with interest at 9%, maturing in December 2010	1,472,900	1,320,300

Total loans and notes payable	6,655,357	6,256,751
Less: current portion	(2,973,107)	(1,615,896)
Total long-term debt	$3,682,250	$4,640,855

In the above summary of loans and notes payable, $3,682,250, representing all of the long-term debt principal, has a contingent repayment plan. Under the plan, the obligation is repayable only from the profits of AdnaGen AG. In the event that AdnaGen AG does not have sufficient profits as of the scheduled maturity dates in 2008 and 2010, the obligations will be extinguished without recourse.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The aggregate maturities of loans and notes payable at December 31, 2007 are as follows:

2008	$2,973,107
2009	−
2010	3,682,250

$6,655,357

Convertible Notes Payable

The Company had $100,000 and $380,563 of convertible notes payable outstanding at December 31, 2007 and 2006, respectively. The debt holders, at their option, may convert the first $100,000 of principal and any accrued interest into shares of common stock at prices of $2.00 or $2.50 per share. The remaining outstanding principal and accrued interest may be converted at $2.50 per share. The market price at the date of each advance was either equal to or less than the conversion price; accordingly, the Company did not record a beneficial conversion feature.

During 2005, Biomed Solutions, LLC (“Biomed”) loaned OncoVista a total of $525,563 accruing interest at 8%. In 2006, OncoVista repaid $245,000 to Biomed. In October 2007, in full settlement of the remaining principal and interest of $356,428 due under the loan, OncoVista paid $300,000 to Biomed under the settlement terms. As a result, the Company recognized a gain on debt settlement of $56,428. Biomed is controlled by an affiliate company of one of OncoVista’s current directors, as well as one of OncoVista’s former directors.

Note 8.	COLLABORATION, LICENSE AND OTHER AGREEMENTS

OSI Pharmaceuticals

In November 2007, the Company entered into a license agreement with OSI Pharmaceuticals, Inc. (“OSI”) for a Phase II clinical candidate, OSI-7904L (the “License Agreement”). OSI granted the Company an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses, with respect to OSI’s rights to OSI-7904L.

Pursuant to the License Agreement, the Company paid OSI an upfront license fee of $500,000 and is required to make payments based upon the achievement of specified milestones or product sales. In addition, if the drug candidate is commercially sold, then the Company would be required to pay royalties based on net sales of the drug. The Company would also be required to pay OSI with respect to royalty and milestone payments payable to certain third parties. As additional consideration, the Company issued 500,000 shares of common stock and two warrants to OSI having a fair value of $1,743,580 (See Note 11).

Note 9.	LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2005, the Company entered a five-year non-cancelable lease with an affiliate of the CEO, Chairman of the Board and President for office and laboratory space (See Note 10). Future minimum lease payments at December 31 are as follows:

2008	$199,993
2009	208,328

$408,321

Total rent expense for OncoVista amounted to $231,947 and 210,814 for the years ended December 31, 2007 and 2006, respectively. Additionally, AdnaGen maintains an annual operating lease for its office and laboratory space expiring on December 31, 2008. Payments made for AdnaGen under this agreement were $202,667 and $194,234 for the years ended December 31, 2007 and 2006, respectively.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Employment Contracts

The Company has employee contracts with certain executive officers, which have a commitment period of four years, expiring in 2008, 2009 and 2012, respectively. Compensation ranges from $140,000 to $322,000 as well as bonuses equivalent to 30% to 40% of base salary. Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2007 and 2006, respectively. In the event of termination without cause, the contract provides for a severance of salary and benefits continue for twelve months.

Legal Matters

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied. The Company plans on filing its answer and counterclaim to the complaint by April 13, 2008. Based on the allegations in the complaint and the Company’s understanding of the relevant facts and circumstances, it believes that the claims made in this lawsuit are without merit and the Company intends to vigorously defend against them.

Note 10.	RELATED PARTY TRANSACTIONS

The Company’s CEO, Chairman of the Board, President and a significant shareholder, and is beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC. The Company leases its laboratory space from Lipitek, Inc. under a five-year lease agreement (See Note 9). Rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and the Company’s CEO, Chairman of the Board, and President, which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 milion, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research upon forfeiture of the amounts already paid. In addition, all intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. During 2007 and 2006, the Company paid $200,000 toward the agreement and is included as a component of research and development. In 2007 and 2006, the Company recognized revenues of $0 and 40,000, respectively from its share of Lipitek revenues.

For the potential acquisition of Lipitek, the Company determined that, under SEC Regulation S-X, Rule 11-01(d) and EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, Lipitek was classified as a development stage company and thus was not considered a business. As a result, SFAS No. 141 purchase accounting rules did not apply. The Company also cannot with any certainty determine at this time if it will exercise the option to purchase Lipitek in the future.

Note 11.	STOCKHOLDERS’ DEFICIT

Common Stock Transactions of Accounting Acquirer Prior to Reverse Acquisition

In August 2007, OncoVista completed a private placement (the “2007 Private Placement”) whereby it sold to accredited investors 970,712 units at $7.00 per unit, each unit consisting of four shares of OncoVista common stock and a warrant to acquire one share of OncoVista common stock. The net proceeds of the private placement after payment of placement agent fees and other expenses were approximately $6.2 million. In connection with the private placement, the Company issued warrants to the third parties to acquire 886,000 shares of common stock. The warrants are exercisable through August 15, 2012 at exercise prices of $0.001 and $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations and mergers. These warrants were granted as compensation in connection with the private placement, the Company has treated these warrants as a direct offering cost. The result of the transaction has no net effect on equity. These warrants are fully vested and non-forfeitable.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

During 2006, the Company issued 1,404,000 shares of common stock at $2.50 per share for $3,510,000 in a private placement. In connection with raising these funds, the Company paid $152,250 in direct offering costs that were charged to additional paid-in capital. Also in 2006, the Company issued 66,579 shares of common stock as a direct offering cost in connection with a private placement. These shares were issued as compensation in connection with an equity offering; as such the Company has treated these shares as a direct offering cost. The result of the transaction has no net effect on equity.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock. At December 31, 2007, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,090,000
Warrants outstanding	2,391,712
Stock options available for grant	3,410,000

6,891,712

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers for $3.5 million based upon the quoted closing trading price on the date of issuance. These shares, subject to future service requirements, vest one third on each of January 1, 2009, January 1, 2010 and January 1, 2011. As of December 31, 2007, there was approximately $3.5 million of total unrecognized compensation cost related to unvested restricted stock. For the years ended December 31, 2007 and 2006, no compensation expense was recognized for vested restricted stock grants.

Stock Option Plans

In June 2007, the Company’s board of directors adopted the 2007 Stock Option Plan (“2007 Plan”). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards to employees, directors and consultants who provide service to the Company. The Company has reserved 3,000,000 shares of common stock for issuance under the 2007 Plan.

In June 2007, the Board of Directors authorized the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Independent Directors Plan”). Options granted under the Director Plan shall be nonstatutory options and may be granted to nonemployee directors at an exercise price equal to the fair market value at the date of grant. The maximum term of options granted under the Director Plan is ten years. The term of the Director Plan is ten years. The Company has reserved 500,000 shares of common stock for issuance under the Director Plan.

The Company granted options to its officers and employees under its 2004 Stock Incentive Plan (the “Plan”). The Plan is authorized to grant options for up to 1,000,000 shares of common stock to employees, directors, and consultants who provide service to the Company. Options granted have a vesting schedule with a term ranging from grant date to four years and become fully exercisable based on specific terms imposed at the date of grant. All awards pursuant to the Plan shall terminate upon the termination of the grantees employment for any reason.

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. Vesting periods for the Company’s stock option awards during 2007 and 2006 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, monthly over two years, and annually over four years. The Company granted 140,000 and 330,000 options for future services having fair values of $244,692 and $824,115 in 2007 and 2006, respectively.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The stock-based compensation expense recorded by the Company for the years ended December 31, 2007 and 2006, with respect to awards under the Plan is as follows:

	2007	2006
Research and development	$124,975	$62,488
General and administrative	243,726	368,701
Total employee stock-based compensation	$368,701	$431,189

The Company recognized $224,726 and $137,398 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Risk-free interest rate	3.23-4.21%	4.36-5.01%
Expected dividend yield	0%	0%
Expected volatility	200%	200%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	620,000	$0.06
Granted	330,000	2.30
Exercised	−	−
Forfeited	−	−
Outstanding at December 31, 2006	950,000	$0.78
Granted	140,000	1.75
Exercised	−	−
Forfeited	−	−
Outstanding at December 31, 2007	1,090,000	$0.91	8.06	$2,024,190
Options Exercisable at December 31, 2007	540,000	$0.61	7.73	$1,049,580

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The following table summarizes outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable	Weighted Average Exercise Price

$ 0.001	250,000	7.04	$0.001	125,000	$0.001
0.10	420,000	7.29	0.10	295,000	0.10
1.75	140,000	9.69	1.75	−	1.75
2.50	280,000	8.28	2.50	120,000	2.50
	1,090,000	8.06	$0.91	540,000	$0.61

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2007:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	647,500	$2.50
Granted	140,000	1.75
Vested	(237,500)	2.50
Cancelled or forfeited	−	−
Outstanding at December 31, 2007	550,000	$2.31

Stock and Warrants Issued for Licensing Rights of Intellectual Property

During 2007, the Company issued 500,000 shares of common stock and 200,000 stock warrants having a fair value of approximately $1.7 million to acquire the licensing rights for intellectual property held by OSI (See Note 8). The fair value of the common stock was approximately $1.3 million based upon the quoted closing trading price on the issuance date. The Company recorded fair value for the warrants of $493,580 based upon the use of a Black-Scholes option-pricing model.

During 2006, the Company issued 100,000 shares of common stock and warrants to acquire 200,000 shares of common stock having a fair value of $738,620. The fair value of the common stock was $250,000 based upon the recent cash-offering price in the Company’s then private placement at that time. The value of the warrants was $488,620 based upon the use of a Black-Scholes option-pricing model. See further discussion of warrants granted in the tables below.

Warrants

In 2007, the Company issued warrants in connection with a license agreement with OSI (See Note 8). The first warrant is exercisable into the number of shares of the Company’s common stock equal to $5.0 million divided by the average closing price of the Company’s common stock on a national securities exchange registered with the Commission for the 20 consecutive trading days immediately following the listing of the Company’s common stock on such exchange; provided that the warrant shall be exercisable for 19.99% of the Company’s outstanding shares of common stock if the exercise of the warrant results in a number of shares exceeding 20% of outstanding shares of common stock. As the Company’s stock is currently traded on the Over-the-Counter Bulletin Board, this warrant has not been granted. The second warrant is exercisable, through September 2013, for 200,000 shares of common stock at an exercise price of $2.50 per share. The warrants provide for an exercise on a “cashless” or “net issuance” basis and are subject to adjustment for events such as stock splits, stock dividends, distributions, reorganizations, consolidations and mergers affecting the Company’s common stock.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In 2007, the Company also issued 50,000 warrants to a third party at an exercise price of $2.50 per share in return for professional and consulting services, exercisable through November 2012. The Company valued these warrants based on the Black-Scholes option pricing model and recorded $122,070 as a non-cash charge.

In 2006, the Company issued 85,000 warrants to a third party in connection with a private placement. These warrants were considered a direct offering cost; as such there was no effect on equity.

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	−	$	−
Granted	285,000		2.50
Exercised	−		−
Forfeited	−		−
Outstanding at December 31, 2006	285,000		$2.50
Granted	2,106,712		2.19
Exercised	−		−
Forfeited	−		−
Outstanding at December 31, 2007	2,391,712		$2.23
Exercisable at December 31, 2007	2,391,712		$2.23

The following table summarizes outstanding and exercisable warrants at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable	Weighted Average Exercise Price

$ 0.001	257,143	4.50	$0.001	257,143	$0.001
$2.50	2,134,569	4.55	$2.50	2,134,569	$2.50
	2,391,712	4.54	$2.23	2,391,712	$2.23

The Black-Scholes assumptions used for warrants for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Risk-free interest rate	3.5%	4.86%
Expected dividend yield	0%	0%
Expected volatility	200%	200%
Expected life	5 years	10 years
Expected forfeitures	0%	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 12.	INCOME TAXES

The Company files separate tax returns for its parent and AdnaGen AG, its 85% owned German subsidiary. The parent company does not benefit from any losses or incur any tax liabilities with respect to its ownership of AdnaGen AG. Accordingly, the Company has not incurred any U.S. Federal or State tax expense since its inception.

Significant deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007		2006

Deferred tax assets:
Net operating loss carryforwards, United States		$3,238,000		$1,580,000
Adjustment to prior year net operating loss carryforward		−		(86,000)
Impairment loss		607,000		607,000
Share-based compensation and consulting		459,000		257,000
Organization costs		11,000		12,000
Total deferred tax assets		4,315,000		2,370,000
Less: valuation allowance		(4,315,000)		(2,370,000)
Net deferred tax assets	$	−	$	−

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007 and 2006.

At December 31, 2007, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $9.5 million available to offset future taxable income which will expire at various dates through 2027. The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382. AdnaGen AG tax attributes from its separately filed tax return in Germany is subject to the rules and regulations of that country.

During the year ended December 31, 2006, the Company recorded an estimate for its deferred tax assets, which included a net operating loss carryforward. In 2007, the Company reassessed its original position on the net operating loss carryforward and determined that the estimate for 2006 was materially different from the amount included in the corporate tax return. The above schedule reflects the adjusted balances at December 31, 2007 and 2006 balances, including the change in management’s estimate.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2007		2006

Expected tax expense (benefit)		$(1,905,000)		$(2,947,000)

Permanent differences:
Impairment charge in excess of tax basis		−		876,000
Translation loss and other items		4,000		(97,000)
Rate differential and impact of foreign subsidiary		(44,000)		316,000
Change in valuation allowance		1,945,000		1,852,000
Consolidated effective tax rate	$	−	$	−

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 13.	SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, with respect to its operating segments. The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells. Sales to customers outside the United States (in Europe) are made by AdnaGen AG, the Company’s German subsidiary.

A summary of the Company’s operations for the years end December 31, 2007 and 2006 is provided below:

	2007
	OncoVista	AdnaGen	Total

Revenues	$80,000	$1,741,040	$1,821,040
Operating expenses	5,945,696	1,540,506	7,486,202
Income (loss) from operations	(5,865,696)	200,534	(5,665,162)
Other income (expense), net	134,196	(71,427)	62,769
Net income (loss)	$(5,731,500)	$129,107	$(5,602,393)

Total assets	$3,807,730	$1,142,219	$4,949,949

	2006
	OncoVista	AdnaGen	Total

Revenues	$40,000	$1,887,456	$1,927,456
Operating expenses	3,437,972	2,173,237	5,611,209
Loss from operations	(3,397,972)	(285,781)	(3,683,753)
Other expense	(4,341,822)	(642,647)	(4,984,469)
Net loss	$(7,739,794)	$(928,428)	$(8,668,222)

Total assets	$1,637,694	$729,452	$2,367,146

Note 14.	SUBSEQUENT EVENTS

In January 2008, the Company granted options to certain employees and consultants to purchase 240,000 shares of common stock at exercise prices between $1.75 and $2.50. Vesting periods for these awards included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years. The fair value of the options was $463,220 based upon the use of a Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.54-3.09%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life	10 years
Expected forfeitures	0%

In February 2008, the Company issued to a consultant warrants to acquire 540,000 shares of our common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year. The value of the warrants was approximately $1.1 million based upon the use of a Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.13%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life	5 years
Expected forfeitures	0%