Form 10-Q
period 2008-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2008-05-15
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,166,475 shares of common stock with a par value of $.001 outstanding as of April 30, 2008.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,982,489	$4,364,141
Accounts and other receivables	141,122	195,224
Inventory	39,146	36,493
Prepaid and other current assets	353,000	98,368
Total current assets	3,515,757	4,694,226

Equipment, net	202,747	199,621
Deposits and other assets	60,033	56,102
Total assets	$3,778,537	$4,949,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$252,458	$245,704
Accrued expenses	935,720	568,754
Loans payable	2,292,021	2,136,657
Notes payable	890,000	836,450
Accrued interest payable	1,254,493	1,114,746
Total current liabilities	5,624,692	4,902,311

Long-term liabilities
Notes payable	3,950,000	3,682,250
Accrued interest payable	379,200	353,497
Other	4,224	4,224
Total long-term liabilities	4,333,424	4,039,971

Total liabilities	9,958,116	8,942,282

Commitments and contingencies (See Note 7)

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 20,166,475 and 20,116,475 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	20,166	20,116
Additional paid-in capital	14,245,744	13,604,591
Accumulated deficit	(18,360,327)	(16,092,923)
Accumulated other comprehensive loss	(2,085,162)	(1,524,117)
Total stockholders’ deficit	(6,179,579)	(3,992,333)
Total liabilities and stockholders’ deficit	$3,778,537	$4,949,949

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Licensing	$10,848	$268,516
Diagnostic kits	68,536	51,199
Research and development revenue	−	189,162
Total revenues	79,384	508,877

Operating expenses:
Research and development	1,046,278	542,940
General and administrative	1,280,023	621,305
Total operating expenses	2,326,301	1,164,245

Loss from operations	(2,246,917)	(655,368)

Other income (expense):
Interest income	34,100	14,828
Interest expense	(64,895)	(53,465)
Other	10,308	6,883
Total other income (expense), net	(20,487)	(31,754)

Net loss	(2,267,404)	(687,122)

Foreign currency translation adjustment	(561,045)	(66,614)

Comprehensive loss	$(2,828,449)	$(753,736)

Net loss per share - basic and diluted	$(0.13)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	18,134,607	16,888,475

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(2,267,404)	$(687,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,185	16,719
Employee stock-based compensation	391,964	88,010
Non-employee stock-based consulting	60,184	56,181
Warrants issued for consulting	184,053	−
Changes in operating assets and liabilities:
Accounts and other receivables	70,136	(53,372)
Prepaid and other assets	(247,021)	(8,790)
Accounts payable	(197,505)	(1,362)
Accrued expenses	344,429	86,125
Accrued interest payable	57,093	46,639
Net cash used in operating activities	(1,583,886)	(456,972)

Cash flows from investing activities
Purchase of equipment	(10,885)	−
Cash paid to acquire equity interest in subsidiary	−	(42,000)
Net cash used in investing activities	(10,885)	(42,000)

Cash flows from financing activities
Proceeds from exercise of stock options	5,000	−
Repayments of loans and notes payable	−	(19,438)
Net cash provided by (used in) financing activities	5,000	(19,438)

Net decrease in cash and cash equivalents	(1,589,771)	(518,410)
Effect of exchange rates on cash	208,119	(57,571)

Cash and cash equivalents at beginning of period	4,364,141	1,954,645
Cash and cash equivalents at end of period	$2,982,489	$1,378,664

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,082	$6,826
See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

In October 2007, OncoVista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AVUG. In November 2007, AVUG, a then shell corporation, merged its subsidiary, OncoVista Acquisition Corp with OncoVista and OncoVista became the surviving corporation as a wholly-owned subsidiary of AVUG. OncoVista was incorporated on September 22, 2004 in the State of Delaware and the corporate offices are located in San Antonio, Texas.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen AG, a research and development company based in Langenhagen, Germany. AdnaGen AG focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells. In December 2007, OncoVista purchased from a now former shareholder of AdnaGen AG an additional 34% equity interest in AdnaGen AG, for consideration of $599,241. As a result of the purchase, OncoVista now owns approximately 85% of AdnaGen AG.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2008 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of the Company’s Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 14, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT, OncoVista and AdnaGen AG (collectively, the “Company”). All intercompany balances have been eliminated.

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Significant estimates include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, estimates regarding the fair value of goodwill and intangible assets subject to impairment, and the valuation allowance for deferred tax assets due to continuing operating losses.

Accounts and Other Receivables

There has been no identifiable bad debt expense during the three months ended March 31, 2008 and 2007, respectively. Additionally, the Company has not recorded any allowance for doubtful accounts. The allowance is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company does not charge interest on accounts receivable.

Comprehensive Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss for the three months ended March 31, 2008 and 2007 consisted of net loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustment.

Customer Concentration

For the three months ended March 31, 2008, and 2007, the Company derived a substantial portion of its revenues from one customer accounting for 64.8% and 59.0%, respectively. One customer accounted for approximately 76.8% of accounts receivable at March 31, 2008, and approximately 70.3% of accounts receivable at December 31, 2007.

Net Loss per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Unvested restricted stock is excluded from the basic weighted average number of common shares outstanding as these shares are subject to certain contingencies. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the effect of share equivalents. Common stock equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants and stock options.

At March 31, 2008 and 2007, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2008	2007

Stock options outstanding under various stock option plans	1,230,000	950,000
Unvested restricted stock	2,000,000	−
Warrants	2,931,712	285,000
Total	6,161,712	1,235,000

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts and other receivables, accounts payable, loans payable, notes payable, and other payables, approximate fair value due to the relatively short period to maturity for these instruments.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain amounts have been reclassified to conform to the 2008 presentation. The results of these reclassifications did not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Note 3.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $2.3 million and net cash used in operations of approximately $1.6 million for the three months ended March 31, 2008, a working capital deficit of approximately $2.1 million, an accumulated deficit of approximately $18.4 million and a total stockholders’ deficit of approximately $6.2 million at March 31, 2008.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products. The Company is also in default on certain loans, notes, and related accrued interest aggregating $121,627 at March 31, 2008 (See Note 6). The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 4.	EQUIPMENT

Equipment balances at March 31, 2008 and December 31, 2007 are summarized below:

	2008	2007
Equipment	$563,260	$522,254
Computer and office equipment	114,161	100,395
Furniture and fixtures	5,554	5,554
	682,975	628,203
Less: accumulated depreciation	(480,228)	(428,582)
Equipment, net	$202,747	$199,621

Note 5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2008 and December 31, 2007 are summarized below:

	2008	2007
Legal and professional	$181,007	$199,428
Clinical and other studies	448,285	90,685
Compensation	142,503	118,671
Other	163,925	159,970
Total accrued expenses	$935,720	$568,754

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6.	DEBT

The Company had the following outstanding loans and notes payable at March 31, 2008 and December 31, 2007:

	2008	2007
Unsecured loans payable to third parties with interest at 10% and due on demand	$2,292,021	$2,136,657
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, currently in default	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, maturing in June 2008	790,000	736,450
Unsecured note payable to a third party with interest at 5%, maturing in December 2010	2,370,000	2,209,350
Unsecured note payable to a third party with interest at 9%, maturing in December 2010	1,580,000	1,472,900
Total loans and notes payable	7,132,021	6,655,357
Less: current portion	(3,182,021)	(2,973,107)
Total long-term debt	$3,950,000	$3,682,250

In the above summary of loans and notes payable, $3,950,000, representing all of the long-term debt principal, has a contingent repayment plan. Under the plan, the obligation is repayable only from the profits of AdnaGen AG. In the event that AdnaGen AG does not have sufficient profits as of the scheduled maturity dates in 2008 and 2010, the obligations will be extinguished without recourse.

The aggregate maturities of loans and notes payable at March 31, 2008 are as follows:

2008 (remaining nine months)	$3,182,021
2009	−
2010	3,950,000
$7,132,021

Convertible Notes Payable

The Company had $100,000 of convertible notes payable outstanding at March 31, 2008. The debt holders, at their option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The market price at the date of each advance was either equal to or less than the conversion price; accordingly, the Company did not record a beneficial conversion feature.

Note 7.	COMMITMENTS AND CONTINGENCIES

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

AdnaGen AG is currently in a dispute with its European distributor of diagnostic kits regarding, among other things, the exclusive nature of its distribution agreement and certain minimum volume requirements thereunder.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8.	RELATED PARTY TRANSACTIONS

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC. The Company leases its laboratory space from Lipitek, Inc. under a five-year lease agreement. Management believes the rent is based on reasonable and customary rates as if the space were rented to a third party.

In November 2005, the Company entered into a purchase agreement with Lipitek International, Inc. (“Lipitek”) and the Company’s CEO, Chairman of the Board, and President, pursuant to which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research upon forfeiture of the amounts already paid. In addition, all intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. During the three months ended March 31, 2008 and 2007, the Company paid $50,000 toward the agreement and is included as a component of research and development. During the three months ended March 31, 2008 and 2007, the Company recognized no revenue from its share of Lipitek revenues.

Note 9.	STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock. At March 31, 2008, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,230,000
Warrants outstanding	2,931,712
Stock options available for grant	3,220,000
7,381,712

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance. These shares, subject to future service requirements, vest one third on each of January 1, 2009, January 1, 2010 and January 1, 2011. As of March 31, 2008, there was approximately $3.2 million of total unrecognized compensation cost related to unvested restricted stock. For the three months ended March 31, 2008 and 2007, the Company recognized $291,667 and $0, respectively, related to restricted stock grants.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years. The Company granted stock options to acquire 240,000 shares of common stock for future services having a fair value of $463,220 during the three months ended March 31, 2008. There were no stock options granted during the three months ended March 31, 2007.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2008 and 2007, with respect to awards under the Company’s stock plans are as follows:

	2008	2007
Research and development	$32,309	$31,244
General and administrative	359,655	56,766
Total employee stock-based compensation	$391,964	$88,010

The Company recognized $60,184 and $56,181 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations in each of the three months ended March 31, 2008 and 2007, respectively.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the three months ended March 31, 2008 are as follows:

Risk-free interest rate	2.54-3.09%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life of option	10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,090,000	$0.91
Granted	240,000	$1.81
Exercised	(50,000)	$0.10
Forfeited	(50,000)	$0.10
Outstanding at March 31, 2008	1,230,000	$1.15	8.03 years	$3,988,670
Options Exercisable at March 31, 2008	587,500	$0.60	7.18 years	$1,761,913

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2008:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	550,000	$2.31
Granted	240,000	1.93
Vested	(97,500)	2.50
Cancelled or forfeited	(50,000)	2.50
Outstanding at March 31, 2008	642,500	2.12

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $145,000 and $0, respectively, determined as of the date of exercise.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Warrants

In February 2008, the Company issued to a consultant warrants to acquire 540,000 shares of its common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year. There were no warrants issued during the three months ended March 31, 2007.

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,391,712	$2.23
Granted	540,000	3.50
Exercised	−	−
Forfeited	−	−
Outstanding at March 31, 2008	2,931,712	2.47
Exercisable at March 31, 2008	2,481,712	2.28

The Black-Scholes assumptions used for warrants issued during the three months ended March 31, 2008 are as follows:

2008
Risk-free interest rate	2.13%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life	5 years
Expected forfeitures	0%

Note 10.	INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there has been no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax examinations and state tax examinations for years after 2004. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Note 11.	SEGMENT INFORMATION

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s operations for the three months end March 31, 2008 and 2007 is provided below:

	2008
	OncoVista		AdnaGen	Total
Revenues	$	−	$79,384	$79,384
Operating expenses		1,818,473	507,828	2,326,301
Loss from operations		(1,818,473)	(428,444)	(2,246,917)
Other expense		30,027	(50,514)	(20,487)
Net loss		$(1,788,446)	$(478,958)	$(2,267,404)
Total assets		$2,963,336	$815,201	$3,778,537

	2007
	OncoVista	AdnaGen	Total
Revenues	$80,000	$428,877	$508,877
Operating expenses	746,304	417,941	1,164,245
Loss from operations	(666,304)	10,936	(655,368)
Other expense	5,913	(37,667)	(31,754)
Net loss	$(660,391)	$(26,731)	$(687,122)
Total assets	$1,133,170	$811,611	$1,944,781

Note 12.	SUBSEQUENT EVENTS

In October 2003, a third party loaned the Company a total of €515,000 accruing interest at 7.75% and due in June 2008. In February 2008, the Company placed approximately $203,000 (€128,750) in a separate escrow account in connection with a proposed settlement for the outstanding loan balance and accrued interest which totaled approximately $988,000 (€625,160). In April 2008, the third party accepted the debt settlement agreement. This transaction, which will result in a gain on settlement of debt, will be recognized in April 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update forward-looking statements. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

As used in this Quarterly Report, the terms “we”, “us”, “our”, and “OncoVista” mean OncoVista Innovative Therapies, Inc. and our subsidiaries, OncoVista, Inc. (“OncoVista-Sub”) and AdnaGen A.G., unless otherwise indicated.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue. Revenues were approximately $79,000 for the three months ended March 31, 2008, a decrease of 84% as compared to approximately $509,000 in 2007. Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue. Revenues are summarized in the following table:

	2008	2007
Licensing	$10,848	$268,516
Diagnostic kits	68,536	51,199
Research and development, grant and other revenues	−	189,162
Total revenues	$79,348	$508,877

Revenue in both 2008 and 2007 included milestone payments received as a result of agreements with third parties. The decline in revenue in the three months ended March 31, 2008 is primarily attributable to a decrease in milestone payments from development agreements and research and development revenue, partially offset by an increase in sales from diagnostic kits. AdnaGen AG is currently in a dispute with its European distributor of diagnostic kits regarding, among other things, the exclusive nature of its distribution agreement and certain minimum volume requirements thereunder which, depending on the outcome, may impact negatively on future revenues from the sale of diagnostic kits.

Research and development. Research and development expenses increased by approximately $503,000, or 93%, to approximately $1.0 million for the three months ended March 31, 2008, as compared to approximately $543,000 for the three months ended March 31, 2007. The increase in 2008 was primarily due to an increase related to preclinical and clinical studies, as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

General and administrative. General and administrative expenses increased by approximately $659,000 to approximately $1.3 million for the three months ended March 31, 2008 or 106% compared to approximately $621,000 for the three months ended March 31, 2007. In 2008, the increase was due primarily to legal and professional services related to becoming a publicly traded company, as well as an increase in stock compensation expense attributable to options and warrants granted during the period.

Other Income (Expense). Other income (expense) decreased 35% to approximately $(21,000) for the three months ended March 31, 2008 from approximately $(32,000) for the three months ended March 31, 2007. In 2008, the decrease was due primarily to an increase in interest income as a result of higher average cash and cash equivalent balances, partially offset by an increase in interest expense.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $1.6 million to approximately $2.3 million for the three months ended March 31, 2008 from a net loss of approximately $687,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourself. Our future capital requirements will depend upon many factors, including:

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

At March 31, 2008, we had cash and cash equivalents of $3.0 million compared to $4.4 million at December 31, 2007. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. We believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next six to nine months.

Operating Activities. For the three months ended March 31, 2008, net cash used in operating activities was approximately $1.6 million compared to approximately $457,000 in March 31, 2007. Cash used in operating activities increased $1.1 million, or 247%, primarily due to an increase in our net loss of approximately $1.6 million for the three months ended March 31, 2008 to $2.3 million as compared to approximately $687,000 for the three months ended March 31, 2007. The increase in our net loss was partially offset by an increase in the adjustment for stock compensation of approximately $492,000.

Investing Activities. For the three months ended March 31, 2008, net cash used in investing activities was approximately $11,000 as compared to $42,000 for the three months March 31, 2007. Cash used in investing activities decreased $31,000, or 74%, primarily as a result of approximately $42,000 paid in 2007 to acquire an interest in a subsidiary, offset in part by purchases of equipment in 2008.

Financing Activities. Cash provided by financing activities was $5,000 for the three months ended March 31, 2008 as compared to cash used in financing activities of approximately $19,000 for the three months ended March 31, 2007. The increase was primarily due to proceeds from the exercise of stock options in 2008, partially offset by repayment of a loan in 2007.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the our periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings nor are we aware of any threatened litigation.

On December 17, 2007, an action was filed against our subsidiary, OncoVista, Inc. (“OncoVista-Sub”), in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase OncoVista-Sub’s common stock. OncoVista-Sub filed a motion to dismiss the action and on April 3, 2008 the motion was denied. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claims made in this lawsuit are without merit and OncoVista-Sub intends to vigorously defend against them.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the previous quarter, we issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On February 27, 2008, our former Chief Financial Officer exercised options to purchase 50,000 shares of our common stock at an exercise price of $0.10 per share which options were issued under the 2004 Stock Option Plan.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

Date: May 15, 2008