Form 10-Q
period 2008-06-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2008-08-14
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(210) 677-6000
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 20,296,475 shares of common stock with a par value of $.001 outstanding as of August 7, 2008.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,950,260	$4,364,141
Accounts and other receivables	13,446	195,224
Inventory	39,144	36,493
Prepaid and other current assets	75,935	98,368
Total current assets	2,078,785	4,694,226

Equipment, net	189,649	199,621
Deposits and other assets	60,029	56,102
Total assets	$2,328,463	$4,949,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$380,909	$245,704
Accrued expenses	1,083,400	568,754
Loans payable	1,478,226	2,136,657
Notes payable	889,950	836,450
Accrued interest payable	1,125,242	1,114,746
Total current liabilities	4,957,727	4,902,311

Long-term liabilities
Notes payable	3,949,750	3,682,250
Accrued interest payable	379,176	353,497
Other	4,224	4,224
Total long-term liabilities	4,333,150	4,039,971

Total liabilities	9,290,877	8,942,282

Commitments and contingencies (See Note 7)

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 20,296,475 and 20,116,475 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20,296	20,116
Additional paid-in capital	15,111,396	13,604,591
Accumulated deficit	(20,042,580)	(16,092,923)
Accumulated other comprehensive loss	(2,051,526)	(1,524,117)
Total stockholders’ deficit	(6,962,414)	(3,992,333)
Total liabilities and stockholders’ deficit	$2,328,463	$4,949,949

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Licensing	$14,169	$10,727	$25,017	$279,243
Diagnostic kits	65,697	64,503	134,233	115,702
Research and development revenue	−	(109,162)	−	80,000
Total revenues	79,866	(33,932)	159,250	474,945

Operating expenses:
Research and development	945,093	381,014	1,991,371	923,954
General and administrative	1,567,438	757,729	2,847,461	1,379,034
Total operating expenses	2,512,531	1,138,743	4,838,832	2,302,988

Loss from operations	(2,432,665)	(1,172,675)	(4,679,582)	(1,828,043)

Other income (expense):
Interest income	13,309	6,814	47,409	21,642
Interest expense	(38,171)	(57,768)	(103,066)	(111,233)
Gain on debt settlement	758,801	−	758,801	−
Other	16,473	8,268	26,781	15,151
Total other income (expense), net	750,412	(42,686)	729,925	(74,440)

Net loss	(1,682,253)	(1,215,361)	(3,949,657)	(1,902,483)

Foreign currency translation adjustment	33,636	(76,307)	(527,409)	(142,921)

Comprehensive loss	$(1,648,617)	$(1,291,668)	$(4,477,066)	$(2,045,404)

Net loss per share - basic and diluted	$(0.09)	$(0.07)	$(0.22)	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	18,196,255	16,888,475	18,165,707	16,888,475

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,949,657)	$(1,902,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,623	35,639
Gain on debt settlement	(758,801)	−
Employee stock-based compensation	811,801	173,937
Non-employee stock-based consulting	205,398	112,363
Non-employee stock-based consulting (warrants)	552,159	−
Changes in operating assets and liabilities:
Accounts and other receivables	75,159	112,651
Prepaid and other assets	26,395	(9,343)
Accounts payable	129,443	(15,056)
Accrued expenses	692,503	50,299
Accrued interest payable	92,389	94,613
Net cash used in operating activities	(2,082,588)	(1,347,380)

Cash flows from investing activities
Purchase of equipment	(17,683)	−
Cash paid to acquire equity interest in subsidiary	(70,374)	−
Net cash used in investing activities	(88,057)	−

Cash flows from financing activities
Proceeds from exercise of stock options	8,000	−
Repayments of loans and notes payable	(200,519)	(19,720)
Net cash provided by (used in) financing activities	(192,519)	(19,720)

Net decrease in cash and cash equivalents	(2,363,164)	(1,367,100)

Effect of exchange rates on cash and cash equivalents	(50,717)	(110,565)

Cash and cash equivalents at beginning of period	4,364,141	1,954,645
Cash and cash equivalents at end of period	$1,950,260	$476,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,488	$16,618

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or the “Company”), is a biopharmaceutical company engaged in the development and commercialization of targeted cancer therapies both through the acquisition of rights to technologies and drugs from others and through the development of its own proprietary products.

The Company, formerly known as Aviation Upgrade Technologies, Inc. (“AVUG”), was incorporated in Nevada in January 1999. In August 2007, OncoVista, Inc. (“OncoVista”) acquired 16,160,430 shares of common stock of AVUG constituting approximately 95.7% of AVUG’s issued and outstanding capital stock for cash consideration of $667,000, of which $150,000 was paid by Oncovista, and the remaining $517,000 was paid by third parties. The acquisition resulted in a change of control of AVUG.

In October 2007, OncoVista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AVUG. In November 2007, AVUG, a then shell corporation, merged its subsidiary, OncoVista Acquisition Corp, with OncoVista and OncoVista became the surviving corporation as a wholly-owned subsidiary of AVUG. OncoVista was incorporated on September 22, 2004 in the State of Delaware and the corporate offices are located in San Antonio, Texas.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen AG (“AdnaGen”), a research and development company based in Langenhagen, Germany. AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells. In December 2007, OncoVista purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen, for consideration of $599,241. In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for consideration of $70,374 from now former shareholders. As a result of the purchase, OncoVista now owns approximately 95% of AdnaGen.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of the Company’s Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 14, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT, OncoVista and AdnaGen (collectively, the “Company”). All intercompany balances have been eliminated.

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Accounts and Other Receivables

There has been no identifiable bad debt expense during the six months ended June 30, 2008. During the second quarter of 2007, the Company made an adjustment to research and development revenue previously recorded for work performed for a third party that was later determined to be uncollectible. Additionally, the Company has not recorded any allowance for doubtful accounts. The allowance is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company does not charge interest on accounts receivable.

Comprehensive Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss for the six months ended June 30, 2008 and 2007 consisted of net loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustment.

Customer Concentration

For the six months ended June 30, 2008, and 2007, the Company derived a substantial portion of its revenues from three customers accounting for 93.9% and one customer accounting for 77.4%, respectively. One customer accounted for approximately 0% of accounts receivable at June 30, 2008, and approximately 70% of accounts receivable at December 31, 2007.

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

At June 30, 2008 and 2007, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2008	2007

Stock options outstanding under various stock option plans	1,200,000	950,000
Unvested restricted stock	2,000,000	−
Warrants	2,931,712	285,000
Total	6,131,712	1,235,000

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $3.9 million and net cash used in operations of approximately $2.1 million for the six months ended June 30, 2008, a working capital deficit of approximately $2.9 million, an accumulated deficit of approximately $20.0 million and a total stockholders’ deficit of approximately $7.0 million at June 30, 2008.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products. The Company is also in default on certain loans, notes, and related accrued interest aggregating $123,616 at June 30, 2008 (See Note 6). The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 4.	EQUIPMENT

Equipment balances at June 30, 2008 and December 31, 2007 are summarized below:

	2008	2007

Equipment	$563,225	$522,254
Computer and office equipment	114,460	100,395
Furniture and fixtures	5,554	5,554
	683,239	628,203
Less: accumulated depreciation	(493,590)	(428,582)
Equipment, net	$189,649	$199,621

Note 5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2008 and December 31, 2007 are summarized below:

	2008	2007

Legal and professional	$172,959	$199,428
Clinical and other studies	588,336	90,685
Compensation	161,741	118,671
Other	160,364	159,970
Total accrued expenses	$1,083,400	$568,754

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6.	DEBT

The Company had the following outstanding loans and notes payable at June 30, 2008 and December 31, 2007:

	2008	2007

Unsecured loans payable to third parties with interest at 10% and due on demand	$1,478,226	$2,136,657
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008	789,950	736,450
Unsecured note payable to a third party with interest at 5%, maturing in December 2010	2,369,850	2,209,350
Unsecured note payable to a third party with interest at 9%, maturing in December 2010	1,579,900	1,472,900

Total loans and notes payable	6,317,926	6,655,357
Less: current portion	(2,368,176)	(2,973,107)
Total long-term debt	$3,949,750	$3,682,250

In the above summary of loans and notes payable, $4,739,700 has a contingent repayment plan. Under the plan, the obligations are repayable only from the profits of AdnaGen. In the event that AdnaGen is not profitable as of the scheduled maturity dates in 2008 and 2010, accrued interest is due and payable. The obligations will continue to be outstanding after their respective maturity date until such time that sufficient profits are available to repay the outstanding principal, the debt is renegotiated or the Company becomes insolvent.

In October 2003, a third party loaned the Company a total of €515,000 accruing interest at 7.75% and due in June 2008. In February 2008, the Company placed approximately $200,000 (€128,750) in a separate escrow account in connection with a proposed settlement for the outstanding loan balance and accrued interest which totaled approximately $988,000 (€615,500). In April 2008, the third party accepted the debt settlement agreement. The Company recorded the transaction in April 2008, which resulted in a gain on settlement of debt in the amount of $758,801 (€486,760).

The aggregate maturities of loans and notes payable at June 30, 2008 are as follows:

2008 (remaining six months)	$2,368,176
2009	−
2010	3,949,750
$6,317,926

Convertible Notes Payable

The Company had $100,000 of convertible notes payable outstanding at June 30, 2008. The debt holders, at their option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The market price at the date of each advance was either equal to or less than the conversion price; accordingly, there was no beneficial conversion feature.

Note 7.	COMMITMENTS AND CONTINGENCIES

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied. The Company has answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The case is now in the discovery phase. Based on the allegations in the complaint and the Company’s understanding of the relevant facts and circumstances, the Company believes that the claims made in this lawsuit are without merit and it intends to vigorously defend against them.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

On July 8, 2008, AdnaGen commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover. The complaint alleges that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that AdnaGen entered into with them. The Company claims that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity. Therefore, the Company terminated the exclusivity and is seeking damages of approximately $550,000 (€369,000). The Company intends to vigorously prosecute this case and though it believes that its claims against Innogenetics are meritorious, there can be no assurance that it will prevail in this litigation.

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

In November 2005, the Company entered into a purchase agreement with Lipitek International, Inc. (“Lipitek”) and the Company’s CEO, Chairman of the Board, and President, pursuant to which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (“Lipitek Research”) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research upon forfeiture of the amounts already paid. In addition, all intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. During the six months ended June 30, 2008 and 2007, the Company paid $100,000 toward the agreement and is included as a component of research and development. During the six months ended June 30, 2008 and 2007, the Company recognized no revenue from its share of Lipitek revenues.

Note 9.	STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock. At June 30, 2008, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,200,000
Warrants outstanding	2,931,712
Stock options available for grant	3,220,000
7,351,712

In June 2008, the Company authorized the grant of 100,000 shares of its common stock to a consultant valued at $110,000 based upon the quoted closing trading price on the date of issuance.

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance. These shares, subject to future service requirements, vest one third on each of January 1, 2009, January 1, 2010 and January 1, 2011. As of June 30, 2008, there was approximately $2.9 million of total unrecognized compensation cost related to unvested restricted stock. For the six months ended June 30, 2008 and 2007, the Company recognized $583,333 and $0, respectively, related to restricted stock grants.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years. The Company granted stock options to acquire 240,000 shares of common stock for future services having a fair value of $463,220 during the six months ended June 30, 2008. There were no stock options granted during the six months ended June 30, 2007.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$28,938	$31,244	$61,247	$62,488
General and administrative	99,233	54,683	167,221	111,449
Total employee stock-based compensation	$128,171	$85,927	$228,468	$173,937

The Company recognized $95,398 and $112,363 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations in each of the six months ended June 30, 2008 and 2007, respectively.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the six months ended June 30, 2008 are as follows:

Risk-free interest rate	2.54-3.09%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life of option	10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,090,000	$0.91
Granted	240,000	$1.81
Exercised	(80,000)	$0.10
Forfeited	(50,000)	$0.10
Outstanding at June 30, 2008	1,200,000	$1.17	7.8 years	$3,538,800
Exercisable at June 30, 2008	632,500	$0.75	7.1 years	$1,865,243

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2008:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	550,000	$2.31
Granted	240,000	1.93
Vested	(172,500)	2.50
Cancelled or forfeited	(50,000)	2.50
Outstanding at June 30, 2008	567,500	2.07

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was approximately $172,000 and $0, respectively, determined as of the date of exercise.

Warrants

In February 2008, the Company issued to a consultant warrants to acquire 540,000 shares of common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year. There were no warrants issued during the six months ended June 30, 2007.

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,391,712	$2.23
Granted	540,000	3.50
Exercised	−	−
Forfeited	−	−
Outstanding at June 30, 2008	2,931,712	2.47
Exercisable at June 30, 2008	2,616,712	2.34

The Black-Scholes assumptions used for warrants issued during the six months ended June 30, 2008 are as follows:

2008
Risk-free interest rate	2.13%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life	5 years
Expected forfeitures	0%

Note 10.	INCOME TAXES

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

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

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, with respect to its operating segments. The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells. Sales to customers outside the United States (in Europe) are made by AdnaGen, the Company’s German subsidiary.

A summary of the Company’s operations for the three and six months ended June 30, 2008 and 2007 is provided below:

	Three Months Ended June 30, 2008
	OncoVista		AdnaGen	Total

Revenues	$	−	$79,866	$79,866
Operating expenses		1,912,237	600,294	2,512,531
Loss from operations		(1,912,237)	(520,428)	(2,432,665)
Other income (expense)		16,332	734,080	750,412
Net loss		$(1,895,905)	$213,652	$(1,682,253)

	Three Months Ended June 30, 2007
	OncoVista		AdnaGen	Total

Revenues	$	−	$(33,932)	$(33,932)
Operating expenses		751,057	387,686	1,138,743
Loss from operations		(751,057)	(421,618)	(1,172,675)
Other income (expense)		(2,362)	(40,324)	(42,686)
Net loss		$(753,419)	$(461,942)	$(1,215,361)

	Six Months Ended June 30, 2008
	OncoVista		AdnaGen	Total

Revenues	$	−	$159,250	$159,250
Operating expenses		3,730,710	1,108,122	4,838,832
Loss from operations		(3,730,710)	(948,872)	(4,679,582)
Other income (expense)		46,359	683,566	729,925
Net loss		$(3,684,351)	$(265,306)	$(3,949,657)
Total assets		$1,936,247	$392,216	$2,328,463

	Six Months Ended June 30, 2007
	OncoVista	AdnaGen	Total

Revenues	$80,000	$394,945	$474,945
Operating expenses	1,497,362	805,626	2,302,988
Loss from operations	(1,417,362)	(410,681)	(1,828,043)
Other expense	3,551	(77,991)	(74,440)
Net loss	$(1,413,811)	$(488,672)	$(1,902,483)
Total assets	$501,977	$369,146	$871,123

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product candidate, OVI-237, is a liposomal thymidylate synthase (TS) inhibitor. With OVI-237, we have finalized the protocol to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. We expect to begin site selection and initiation in the third quarter of 2008, enrolling our first patients in the first quarter of 2009.

Our second product candidate, OVI-123 (cordycepin), is active in terminal deoxynucleotidyl transferase (TdT) positive leukemia models and has obtained FDA orphan drug designation. We currently are conducting a Phase I/II clinical trial of cordycepin plus pentostatin in patients with refractory TdT-positive leukemias. We initiated the trial at two U.S. sites during the second quarter of 2008, and enrolled our first patient in July 2008. We expect to conduct an interim assessment for the Phase I/II trial in the first quarter of 2009.

Our third product candidate, OVI-117, is thymidylate synthase (TS) inhibitor with enhanced pharmacological properties which we believe results in a retention of efficacy and a reduction of toxicity. OVI-117 has shown tumor growth inhibitory activity in human colon, breast and prostate tumors growing in animal models. We are in the process of completing GLP drug safety studies in animals, with the intent to file an Investigational New Drug Application with the FDA in the second half of 2008.

In June 2008, we increased our ownership in AdnaGen to 95%, providing us with control over the development of innovative tumor diagnostics based upon its proprietary technology for the detection and molecular analysis of biomarkers in circulating tumor cells (CTCs). AdnaGen currently markets diagnostic kits in Europe for the detection of CTCs in breast and colon cancer patients. We have completed the design of a pivotal trial for our AdnaTest BreastCancer™ device and selected multiple sites to collect the supporting data necessary to obtain marketing approval for the device in the United States. We plan to initiate the pivotal trial in the fourth quarter of 2008.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue. Revenues were approximately $80,000 for the three months ended June 30, 2008, an increase of 335% as compared to a credit of approximately $34,000 in 2007. Our revenues reflect royalties earned from the sale of AdnaGen diagnostic kits, licensing and research and development revenue. Revenue in both 2008 and 2007 included milestone payments received as a result of agreements with third parties. Revenues are summarized in the following table:

	2008	2007
Licensing	$14,169	$10,727
Diagnostic kits	65,697	64,503
Research and development, grant and other revenues	−	(109,162)
Total revenues	$79,866	$(33,932)

The increase in revenue in the three months ended June 30, 2008 is primarily attributable to a decrease in research and development revenue in the prior year as a result of an adjustment to revenue previously recorded for work performed for a third party that was later uncollectible. We are currently in a dispute with a distributor of certain AdnaGen diagnostic kits in Europe which, depending on the outcome, may impact negatively upon future revenues from the sale of diagnostic kits. AdnaGen is currently in discussions with other potential partners to establish new agreements to distribute diagnostic kits in Europe.

Research and development. Research and development expenses increased by approximately $564,000, or 148%, to approximately $945,000 for the three months ended June 30, 2008, as compared to approximately $381,000 for the three months ended June 30, 2007. The increase in 2008 was primarily due to an increase related to preclinical and clinical studies including the commencement of a Phase I/II study for OVI-123 (cordycepin), as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

General and administrative. General and administrative expenses increased by approximately $810,000, or 107%, to approximately $1.6 million for the three months ended June 30, 2008, as compared to approximately $758,000 for the three months ended June 30, 2007. In 2008, the increase was due primarily to legal and professional services related to becoming a publicly traded company, as well as an increase in stock compensation expense attributable to options and warrants previously granted.

Other Income (Expense). Other income (expense) increased 1844% to other income of approximately $750,000 for the three months ended June 30, 2008 from expense of approximately $(43,000) for the three months ended June 30, 2007. In 2008, the increase was due primarily to gain of approximately $759,000 recognized on debt settlement, as well as a decrease in interest expense also as a result of the debt settlement. Additionally, interest income increased compared to the prior year due to higher average cash and cash equivalent balances.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $467,000, or 38%, to approximately $1.7 million for the three months ended June 30, 2008 from a net loss of approximately $1.2 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Revenue. Revenues were approximately $159,000 for the six months ended June 30, 2008, a decrease of approximately $316,000, or 66%, as compared to approximately $475,000 for the six months ended June 30, 2007. The decline in revenue in the six months ended June 30, 2008 is primarily attributable to a decrease in milestone payments from development agreements and research and development revenue, partially offset by an increase in sales from AdnaGen diagnostic kits. As previously discussed above, we are currently in a dispute with a distributor of certain AdnaGen diagnostic kits in Europe which, depending on the outcome, may impact negatively future revenues from the sale of diagnostic kits in Europe.

Revenues are summarized in the following table:

	2008	2007
Licensing	$25,017	$279,243
Diagnostic kits	134,233	115,702
Research and development, grant and other revenues	−	80,000
Total revenues	$159,250	$474,945

Research and development. Research and development expenses increased by approximately $1.1 million, or 115%, to approximately $2.0 million for the six months ended June 30, 2008, as compared to approximately $924,000 for the six months ended June 30, 2007. The increase in 2008 was primarily due to an increase related to preclinical and clinical studies including the commencement of a Phase I/II study for OVI-123 (cordycepin), as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

General and administrative. General and administrative expenses increased by approximately $1.5 million, or 106%, to approximately $2.8 million for the six months ended June 30, 2008 compared to approximately $1.4 million for the six months ended June 30, 2007. In 2008, the increase was due primarily to legal and professional services related to becoming a publicly traded company, as well as an increase in stock compensation expense attributable to options and warrants granted during the period.

Other Income (Expense). Other income (expense) increased 1081% to income of approximately $730,000 for the six months ended June 30, 2008 from expense of approximately $(74,000) for the six months ended June 30, 2007. In 2008, the increase was a result of a gain of approximately $759,000 on debt settlement, as well as an increase in interest income as a result of higher average cash and cash equivalent balances.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $2.0 million, or 108%, to approximately $3.9 million for the six months ended June 30, 2008 from a net loss of approximately $1.9 million for the six months ended June 30, 2007.

Going Concern

In our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our interim consolidated financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have a net loss of approximately $3.9 million and net cash used in operations of approximately $2.1 million for the six months ended June 30, 2008, a working capital deficit of approximately $2.9 million, an accumulated deficit of approximately $20.0 million and a total stockholders’ deficit of approximately $7.0 million at June 30, 2008.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. Our ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2008 including the following:

•	aggressively seeking investment capital;
•	furthering the development of our product pipeline;
•	advancing scientific progress in our research and development;
•	continuing to monitor and implement cost control initiatives to conserve cash.

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

At June 30, 2008, we had cash and cash equivalents of $2.0 million compared to $4.4 million at December 31, 2007. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. We believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next three to six months.

Operating Activities. For the six months ended June 30, 2008, net cash used in operating activities was approximately $2.1 million compared to approximately $1.3 million in June 30, 2007. Cash used in operating activities increased $734,000, or 55%, primarily due to an increase in our net loss of approximately $2.0 million for the six months ended June 30, 2008, to $3.9 million as compared to approximately $1.9 million for the six months ended June 30, 2007. The increase was also attributable to a gain of approximately $759,000 recorded on the settlement of debt. These increases were partially offset by the adjustment for stock compensation of approximately $1.3 million.

Investing Activities. For the six months ended June 30, 2008, net cash used in investing activities was approximately $88,000 as compared to $0 for the six months ended June 30, 2007. Cash used in investing activities increased $88,000, or 100%, primarily as a result of approximately $70,000 paid to acquire an additional interest in a subsidiary, as well as purchases of equipment in the current year.

Financing Activities. Cash provided by financing activities was $8,000 for the six months ended June 30, 2008 as compared to cash used in financing activities of approximately $19,000 for the six months ended June 30, 2007. The increase was primarily due to proceeds from the exercise of stock options in 2008, partially offset by repayment of a loan in 2007.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2007.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the our periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings nor are we aware of any threatened litigation.

On December 17, 2007, an action was filed against our subsidiary, OncoVista, Inc. (“OncoVista-Sub”), in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase OncoVista-Sub’s common stock. OncoVista-Sub filed a motion to dismiss the action and on April 3, 2008 the motion was denied. OncoVista-Sub has answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The case is now in the discovery phase. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claims made in this lawsuit are without merit and OncoVista-Sub intends to vigorously defend against them.

On July 8, 2008, AdnaGen AG, our subsidiary, commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover. The complaint alleges that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that we entered into with them. The Company claims that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity. Therefore, we terminated the exclusivity and are seeking damages of approximately $550,000 (€369,000). We intend to vigorously prosecute this case and though we believe that our claims against Innogenetics are meritorious, there can be no assurance that we will prevail in this litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On May 21, 2008, an employee exercised options to purchase 10,000 shares of our common stock at an exercise price of $0.10 per share which options were issued under our 2004 Stock Option Plan.

On June 11, 2008, an employee exercised options to purchase 20,000 shares of our common stock at an exercise price of $0.10 per share which options were issued under our 2004 Stock Option Plan.

On June 12, 2008, we authorized the grant for an aggregate of 100,000 shares of our common stock to a consultant.

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

Date: August 14, 2008