Form 10-Q
period 2008-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2008-11-14
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,316,475 shares of common stock with a par value of $.001 outstanding as of November 10, 2008.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$725,949	$4,364,141
Accounts and other receivables	30,051	195,224
Inventory	35,799	36,493
Prepaid and other current assets	69,256	98,368

Total current assets	861,055	4,694,226

Equipment, net	173,636	199,621
Deposits and other assets	55,075	56,102

Total assets	$1,089,766	$4,949,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$338,588	$245,704
Accrued expenses	1,130,632	568,754
Loans payable	1,351,915	2,136,657
Notes payable	822,450	836,450
Accrued interest payable	1,022,368	1,114,746

Total current liabilities	4,665,953	4,902,311

Long-term liabilities
Notes payable	3,612,250	3,682,250
Accrued interest payable	346,776	353,497
Other	4,224	4,224

Total long-term liabilities	3,963,250	4,039,971

Total liabilities	8,629,203	8,942,282

Commitments and contingencies (See Note 7)

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 20,296,475 and 20,116,475 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20,296	20,116
Additional paid-in capital	15,688,012	13,604,591
Accumulated deficit	(21,888,519)	(16,092,923)
Accumulated other comprehensive loss	(1,359,226)	(1,524,117)

Total stockholders’ deficit	(7,539,437)	(3,992,333)

Total liabilities and stockholders’ deficit	$1,089,766	$4,949,949

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Licensing	$9,226	$175,589	$34,243	$454,832
Diagnostic kits	81,089	74,544	215,322	190,246
Research and development revenue	−	−	−	80,000

Total revenues	90,315	250,133	249,565	725,078

Operating expenses:
Research and development	686,615	480,912	2,677,986	1,404,866
General and administrative	1,161,897	830,736	4,009,358	2,209,770

Total operating expenses	1,848,512	1,311,648	6,687,344	3,614,636

Loss from operations	(1,758,197)	(1,061,515)	(6,437,779)	(2,889,558)

Other income (expense):
Interest income	6,113	34,659	53,522	56,301
Interest expense	(46,650)	(57,652)	(149,716)	(168,885)
Gain on debt settlement	−	−	758,801	−
Other	(47,205)	7,877	(20,424)	23,028

Total other income (expense), net	(87,742)	(15,116)	642,183	(89,556)

Net loss	(1,845,939)	(1,076,631)	(5,795,596)	(2,979,114)

Foreign currency translation adjustment	692,300	(424,720)	164,891	(567,641)

Comprehensive loss	$(1,153,639)	$(1,501,351)	$(5,630,705)	$(3,546,755)

Net loss per share - basic and diluted	$(0.10)	$(0.06)	$(0.32)	$(0.18)

Weighted average number of shares outstanding during the period - basic and diluted	18,296,475	16,888,475	18,209,614	16,888,475

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(5,795,596)	$(2,979,114)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	58,958	53,168
Gain on debt settlement	(758,801)	−
Employee stock-based compensation	1,169,151	306,214
Non-employee stock-based consulting	240,612	262,243
Non-employee stock-based consulting (warrants)	736,212	−
Changes in operating assets and liabilities:
Accounts and other receivables	170,367	82,692
Prepaid and other assets	28,175	(5,436)
Accounts payable	101,825	56,735
Accrued expenses	764,317	62,598
Accrued interest payable	84,887	210,809
Net cash used in operating activities	(3,199,893)	(1,950,091)

Cash flows from investing activities
Purchase of equipment	(34,089)	−
Cash paid to acquire equity interest in subsidiary	(70,374)	−
Cash paid for acquisition of shell	−	(150,000)
Net cash used in investing activities	(104,463)	(150,000)

Cash flows from financing activities
Cash overdraft	−	30,511
Proceeds from exercise of stock options	8,000	−
Proceeds from sale of common stock	−	6,794,984
Cash paid for direct offering costs	−	(570,500)
Repayments of loans and notes payable	(196,027)	(19,944)
Net cash (used in) provided by financing activities	(188,027)	6,235,051

Net (decrease) increase in cash and cash equivalents	(3,492,383)	4,134,960

Effect of exchange rates on cash and cash equivalents	(145,809)	(146,236)

Cash and cash equivalents at beginning of period	4,364,141	1,954,645

Cash and cash equivalents at end of period	$725,949	$5,943,369

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,620	$25,303

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or the “Company”) is a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, bladder and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast and colon cancer.

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

In October 2007, OncoVista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AVUG. In November 2007, AVUG, a then shell corporation, merged its subsidiary, OncoVista Acquisition Corp., with OncoVista, and OncoVista became the surviving corporation as a wholly-owned subsidiary of AVUG. OncoVista was incorporated on September 22, 2004 in the State of Delaware and the corporate offices are located in San Antonio, Texas.

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

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

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

Accounts and Other Receivables

There has been no identifiable bad debt expense during the nine months ended September 30, 2008. During the second quarter of 2007, the Company made an adjustment to research and development revenue previously recorded for work performed for a third party that was later determined to be uncollectible. Additionally, the Company has not recorded any allowance for doubtful accounts. The allowance is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company does not charge interest on accounts receivable.

Comprehensive Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss for the nine months ended September 30, 2008 and 2007 consisted of net loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustment.

Customer Concentration

For the three months ended September 30, 2008, two customers represented more than 96% of the Company’s sales, accounting for approximately 85% and 11%, of the sales for the period. For the three months ended September 30, 2007, one customer represented approximately 93% of the Company’s sales for the period.

For the nine months ended September 30, 2008, three customers represented more than 93% of the Company’s sales, accounting for approximately 64%, 16% and 13%, of the sales for the period. For the nine months ended September 30, 2007, one customer represented approximately 83% of the Company’s sales for the period.

Two customers accounted for approximately 82% of accounts receivable, accounting for 44% and 37% of the balance at September 30, 2008, and one customer accounted for approximately 70% of accounts receivable at December 31, 2007.

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

At September 30, 2008 and 2007, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:
	2008	2007

Stock options outstanding under various stock option plans	1,200,000	950,000
Unvested restricted stock	2,000,000	−
Warrants	2,931,712	285,000
Total	6,131,712	1,235,000

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Note 3.  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $5.8 million and net cash used in operations of approximately $3.2 million for the nine months ended September 30, 2008, a working capital deficit of approximately $3.8 million, an accumulated deficit of approximately $21.9 million and a total stockholders’ deficit of approximately $7.5 million at September 30, 2008.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products. The Company is also in default on certain loans, notes, and related accrued interest aggregating $125,627 at September 30, 2008 (See Note 6). The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 4.  EQUIPMENT

Equipment balances at September 30, 2008 and December 31, 2007 are summarized below:

	2008	2007

Equipment	$532,830	$522,254
Computer and office equipment	105,109	100,395
Furniture and fixtures	5,554	5,554
	643,493	628,203
Less: accumulated depreciation	(469,857)	(428,582)
Equipment, net	$173,636	$199,621

Note 5.  ACCRUED EXPENSES

Accrued expenses at September 30, 2008 and December 31, 2007 are summarized below:

	2008	2007

Legal and professional	$199,717	$199,428
Clinical and other studies	625,669	90,685
Compensation	157,505	118,671
Other	147,741	159,970
Total accrued expenses	$1,130,632	$568,754

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6.  DEBT

The Company had outstanding loans and notes payable in the following principal amounts at September 30, 2008 and December 31, 2007:

	2008	2007

Unsecured loans payable to third parties with interest at 10% and due on demand	$1,351,915	$2,136,657
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008	722,450	736,450
Unsecured note payable to a third party with interest at 5%, maturing in December 2010	2,167,350	2,209,350
Unsecured note payable to a third party with interest at 9%, maturing in December 2010	1,444,900	1,472,900

Total loans and notes payable	5,786,615	6,655,357
Less: current portion	(2,174,365)	(2,973,107)
Total long-term debt	$3,612,250	$3,682,250

In the above summary of loans and notes payable, debt in the principal amount of $5,686,615 is subject to a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and obtains certain positive shareholder’s equity, except that with respect to debt in the principal amount of $722,450, only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $4,334,700 have the right to receive a share of AdnaGen profits under certain circumstances.

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

The aggregate maturities of loans and notes payable at September 30, 2008 are as follows:

2008 (remaining three months)	$2,174,365
2009	−
2010	3,612,250

$5,786,615

Convertible Notes Payable

The Company had $100,000 of convertible notes payable outstanding at September 30, 2008. The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The market price at the date of each advance was either equal to or less than the conversion price; accordingly, there was no beneficial conversion feature.

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

On July 8, 2008, AdnaGen commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover. The complaint alleges that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that AdnaGen entered into with them. The Company claims that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity. Therefore, the Company terminated the exclusivity and is seeking damages of approximately $550,000 (€369,000). A first hearing is scheduled on December 16, 2008 before the District Court of Hannover. The Company intends to vigorously prosecute this case and though the Company believes that its claims against Innogenetics are meritorious, there can be no assurance that it will prevail in this litigation.

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

In November 2005, the Company entered into a purchase agreement with Lipitek International, Inc. (“Lipitek”) and the Company’s CEO, Chairman of the Board and President, pursuant to which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (“Lipitek Research”) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research upon forfeiture of the amounts already paid. In addition, all intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. During the nine months ended September 30, 2008 and 2007, the Company paid $100,000 toward the agreement and is included as a component of research and development. During the nine months ended September 30, 2008 and 2007, the Company recognized no revenue from its share of Lipitek revenues.

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”). In September 2008, the Company entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the exclusive right to distribute diagnostic kits in North America. Biomarkers has the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials. The Company expects this relationship to generate additional revenue for AdnaGen from the sale of diagnostic kits.

Note 9.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock. At September 30, 2008, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,200,000
Warrants outstanding	2,931,712
Stock options available for grant	3,220,000

7,351,712

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In June 2008, the Company authorized the grant of 100,000 shares of its common stock to a consultant valued at $110,000 based upon the quoted closing trading price on the date of issuance.

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance. These shares, subject to future service requirements, vest one third on each of January 1, 2009, January 1, 2010 and January 1, 2011. As of September 30, 2008, there was approximately $2.6 million of total unrecognized compensation cost related to unvested restricted stock. For the nine months ended September 30, 2008 and 2007, the Company recognized expense of $875,000 and $0, respectively, related to restricted stock grants.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years. The Company granted stock options to acquire 240,000 shares of common stock for future services having a fair value of $463,220 during the nine months ended September 30, 2008. There were no stock options granted during the nine months ended September 30, 2007.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
Research and development	$28,938	$	−	$90,185	$62,488
General and administrative	36,745		132,277	203,966	243,726
Total employee stock-based compensation	$65,683		$132,277	$294,151	$306,214

The Company recognized $240,612 and $262,243 as consulting expense related to stock option grants and such amounts are included in general and administrative expense in the consolidated statements of operations in each of the nine months ended September 30, 2008 and 2007, respectively.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the nine months ended September 30, 2008 are as follows:

Risk-free interest rate	2.54-3.09%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life of option	10 years
Expected forfeitures	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s stock option activity:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,090,000	$0.91
Granted	240,000	$1.81
Exercised	(80,000)	$0.10
Forfeited	(50,000)	$0.10
Outstanding at September 30, 2008	1,200,000	$1.17	7.6 years	$755,460
Exercisable at September 30, 2008	667,500	$0.81	6.9 years	$633,048

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2008:
	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	550,000	$2.31
Granted	240,000	1.93
Vested	(207,500)	2.37
Cancelled or forfeited	(50,000)	2.50
Outstanding at September 30, 2008	532,500	2.09

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was approximately $172,000 and $0, respectively, determined as of the date of exercise.

Warrants

In February 2008, the Company issued to a consultant warrants to acquire 540,000 shares of common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year. There were no warrants issued during the nine months ended September 30, 2007.

The following is a summary of the Company’s warrant activity:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,391,712	$2.23
Granted	540,000	3.50
Exercised	−	−
Forfeited	−	−
Outstanding at September 30, 2008	2,931,712	2.47
Exercisable at September 30, 2008	2,751,712	2.40

The Black-Scholes assumptions used for warrants issued during the nine months ended September 30, 2008 are as follows:
2008
Risk-free interest rate	2.13%
Expected dividend yield	0%
Expected volatility	80.5%
Expected life	5 years
Expected forfeitures	0%

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax examinations and state tax examinations for years after 2004. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

A summary of the Company’s operations for the three and nine months ended September 30, 2008 and 2007 is provided below:
	Three Months Ended September 30, 2008
	OncoVista		AdnaGen	Total

Revenues	$	−	$90,315	$90,315
Operating expenses		1,372,361	476,151	1,848,512
Loss from operations		(1,372,361)	(385,836)	(1,758,197)
Other income (expense)		(34,126)	(53,616)	(87,742)
Net loss		$(1,406,487)	$(439,452)	$(1,845,939)

	Three Months Ended September 30, 2007
	OncoVista		AdnaGen	Total

Revenues	$	−	$250,133	$250,133
Operating expenses		1,023,797	287,851	1,311,648
Loss from operations		(1,023,797)	(37,718)	(1,061,515)
Other income (expense)		19,523	(34,639)	(15,116)
Net loss		$(1,004,274)	$(72,357)	$(1,076,631)

	Nine Months Ended September 30, 2008
	OncoVista		AdnaGen	Total

Revenues	$	−	$249,565	$249,565
Operating expenses		5,103,071	1,584,273	6,687,344
Loss from operations		(5,103,071)	(1,334,708)	(6,437,779)
Other income (expense)		12,232	629,951	642,183
Net loss		$(5,090,839)	$(704,757)	$(5,795,596)

Total assets		$752,807	$336,959	$1,089,766

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2007
	OncoVista	AdnaGen	Total

Revenues	$80,000	$645,078	$725,078
Operating expenses	2,521,159	1,093,477	3,614,636
Loss from operations	(2,441,159)	(448,399)	(2,889,558)
Other expense	23,074	(112,630)	(89,556)
Net loss	$(2,418,085)	$(561,029)	$(2,979,114)

Total assets	$5,912,007	$429,081	$6,341,088

Note 12.  SUBSEQUENT EVENT

On October 27, 2008, an employee exercised options to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which options were issued under our 2004 Stock Option Plan.

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

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, bladder and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (CTCs) in patients with breast and colon cancer. We believe we are positioned to leverage our ownership in our diagnostics company, AdnaGen, to realize short-term revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

Our primary therapeutic strategy is based on targeting the patient’s tumor(s) with treatments that will deliver drugs selectively based upon specific biochemical characteristics of the cancer cells comprising the tumor. Through a combination of licensing agreements as well as mergers and acquisitions, we have acquired the rights to several technologies with the potential to more effectively treat cancers and significantly improve quality-of-life for patients. We believe that the use of methods to detect and analyze biomarkers in CTCs to determine suitability of specific treatments as well as provide an early indication of treatment success or failure will be key to bringing personalized targeted medicines to market. We expect our proprietary diagnostic technology to facilitate selection and stratification of clinical trial patients, as well as monitor and predict the response of patients to treatment. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and/or reduced toxicity.

Our product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. We are not committed to any single treatment modality or class of compound, but believe that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

Our lead product candidate, OVI-237, is a liposomal thymidylate synthase (TS) inhibitor. With OVI-237, we have finalized the protocol and selected clinical sites to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. We plan on initiating the trial in the first quarter of 2009, enrolling our first patients in the second quarter of 2009.

Our second product candidate, OVI-123 (cordycepin), is active in terminal deoxynucleotidyl transferase (TdT) positive leukemia models and has obtained FDA orphan drug designation. We currently are conducting a Phase I/II clinical trial of cordycepin plus pentostatin in patients with refractory TdT-positive leukemias. We initiated the trial at two U.S. sites during the second quarter of 2008, and enrolled and treated two patients as of the end of October 2008. We expect to conduct an interim assessment for the Phase I/II trial in the second quarter of 2009.

Our third product candidate, OVI-117, is thymidylate synthase (TS) inhibitor with enhanced pharmacological properties which we believe results in a retention of efficacy and a reduction of toxicity. OVI-117 has shown tumor growth inhibitory activity in human colon, breast and prostate tumors growing in animal models. We are in the process of preparing the Investigational New Drug (IND) application with the intent of submitting the application to the FDA in the first quarter of 2009.

In June 2008, we increased our ownership in AdnaGen to 95%, providing us with near complete control over the development of innovative tumor diagnostics based upon its proprietary technology for the detection and molecular analysis of biomarkers in circulating tumor cells (CTCs). We have completed the design of a pivotal trial for our AdnaTest BreastCancer™ device and selected multiple sites to collect the supporting data necessary to obtain marketing approval for the device in the United States. We plan to initiate the pivotal trial in the first quarter of 2009.

In September 2008, we entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the exclusive right to distribute diagnostic kits in North America. Biomarkers has the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials. We expect this relationship to generate additional revenue for AdnaGen from the sale of diagnostic kits.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue. Revenues were approximately $90,000 for the three months ended September 30, 2008, a decrease of 64% as compared to revenues of approximately $250,000 in 2007. Our revenues reflect royalties earned from the sale of AdnaGen diagnostic kits and licensing revenue. Revenue in both 2008 and 2007 included milestone payments received as a result of agreements with third parties. Revenues are summarized in the following table:

	2008	2007
Licensing	$9,226	$175,589
Diagnostic kits	81,089	74,544
Research and development, grant and other revenues	−	−
Total revenues	$90,315	$250,133

The decrease in revenue in the three months ended September 30, 2008 is primarily attributable to a decrease in license payments as compared to the prior year. In 2007, the Company received license payments in return for granting an exclusive license to distribute AdnaGen diagnostic kits in Europe. We are currently in a dispute with our distributor in Europe which has affected current revenues and, depending on the outcome, may negatively impact future revenues from the sale of diagnostic kits. AdnaGen is currently in discussions with other potential partners to establish new agreements to distribute diagnostic kits in Europe.

Research and development. Research and development expenses increased by approximately $206,000, or 43%, to approximately $687,000 for the three months ended September 30, 2008, as compared to approximately $481,000 for the three months ended September 30, 2007. The increase in 2008 was primarily due to an increase related to preclinical and clinical studies including the commencement of a Phase I/II study for OVI-123 (cordycepin), as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

General and administrative. General and administrative expenses increased by approximately $331,000, or 40%, to approximately $1.2 million for the three months ended September 30, 2008, as compared to approximately $831,000 for the three months ended September 30, 2007. In 2008, the increase was due primarily to legal and professional services related to becoming a publicly traded company, as well as an increase in stock compensation expense attributable to options and warrants previously granted.

Other Income (Expense). Other income (expense) increased 480% to expense of approximately $88,000 for the three months ended September 30, 2008 compared to expense of approximately $15,000 for the three months ended September 30, 2007. In 2008, the increase in expense was due primarily to foreign currency translation losses of approximately $38,000, as well as a decrease in interest income compared to the prior year due to lower average cash and cash equivalent balances. These changes were partially offset by a decrease in interest expense as a result of a debt settlement recorded during the second quarter of 2008.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $769,000, or 71%, to approximately $1.8 million for the three months ended September 30, 2008 from a net loss of approximately $1.1 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

Revenue. Revenues were approximately $250,000 for the nine months ended September 30, 2008, a decrease of approximately $476,000, or 66%, as compared to approximately $725,000 for the nine months ended September 30, 2007. The decline in revenue in the nine months ended September 30, 2008 is primarily attributable to a decrease in milestone payments from development agreements and research and development revenue, partially offset by an increase in sales from AdnaGen diagnostic kits. As previously discussed above, AdnaGen is currently in a dispute with our distributor of certain AdnaGen diagnostic kits which has affected current revenues and, depending on the outcome, may negatively impact future revenues from the sale of diagnostic kits in Europe.

Revenues are summarized in the following table:

	2008	2007
Licensing	$34,243	$454,832
Diagnostic kits	215,322	190,246
Research and development, grant and other revenues	−	80,000
Total revenues	$249,565	$725,078

Research and development. Research and development expenses increased by approximately $1.3 million, or 91%, to approximately $2.7 million for the nine months ended September 30, 2008, as compared to approximately $1.4 million for the nine months ended September 30, 2007. The increase in 2008 was primarily due to an increase related to preclinical and clinical studies including the commencement of a Phase I/II study for OVI-123 (cordycepin), as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

General and administrative. General and administrative expenses increased by approximately $1.8 million, or 81%, to approximately $4.0 million for the nine months ended September 30, 2008 compared to approximately $2.2 million for the nine months ended September 30, 2007. In 2008, the increase was due primarily to legal and professional services related to becoming a publicly traded company, as well as an increase in stock compensation expense attributable to options and warrants granted during the period.

Other Income (Expense). Other income (expense) increased 817% to income of approximately $642,000 for the nine months ended September 30, 2008 from expense of approximately $(90,000) for the nine months ended September 30, 2007. In 2008, the increase was a result of a gain of approximately $759,000 on a debt settlement recorded during the second quarter of 2008, partially offset by foreign currency translation losses.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $2.8 million, or 95%, to approximately $5.8 million for the nine months ended September 30, 2008 from a net loss of approximately $3.0 million for the nine months ended September 30, 2007.

Going Concern

In our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our interim consolidated financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have a net loss of approximately $5.8 million and net cash used in operations of approximately $3.2 million for the nine months ended September 30, 2008, a working capital deficit of approximately $3.8 million, an accumulated deficit of approximately $21.9 million and a total stockholders’ deficit of approximately $7.5 million at September 30, 2008.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2008. Our ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls, including the following:

•	Aggressively seeking investment capital;
•	Furthering the development of our product pipeline;
•	Advancing scientific progress in our research and development;
•	Continuing to monitor and implement cost control initiatives to conserve cash; and
•	Entering into distribution agreements to increase sales of diagnostic kits.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourself. Our future capital requirements will depend upon many factors, including:

•	Increased sales of diagnostic kits;
•	Continued scientific progress in our research and development programs;
•	Costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	Competing technological and market developments;
•	Our ability to establish additional collaborative relationships; and
•	The effect of commercialization activities and facility expansions if and as required.

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

At September 30, 2008, we had cash and cash equivalents of approximately $726,000 compared to $4.4 million at December 31, 2007. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. We believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next two to four months.

  Operating Activities. For the nine months ended September 30, 2008, net cash used in operating activities was approximately $3.2 million compared to approximately $2.0 million in September 30, 2007. Cash used in operating activities increased $1.2 million, or 64%, primarily due to an increase in our net loss of approximately $2.8 million for the nine months ended September 30, 2008, to $5.8 million as compared to approximately $3.0 million for the nine months ended September 30, 2007. The increase in cash used in operations was also attributable to a gain of approximately $759,000 recorded on the settlement of debt. These increases were partially offset by the adjustment for stock-based compensation for both employees and non-employees of approximately $1.6 million.

Investing Activities. For the nine months ended September 30, 2008, net cash used in investing activities was approximately $104,000 as compared to $150,000 for the nine months ended September 30, 2007. Cash used in investing activities decreased $46,000, or 30%, primarily as a result of approximately $150,000 paid in 2007 related to the acquisition of a shell in contemplation of a reverse acquisition and recapitalization during the fourth quarter of 2007. In 2008, we paid $70,000 to acquire an additional interest in a subsidiary, as well as $34,000 to purchase equipment.

Financing Activities. Cash used in financing activities was approximately $188,000 for the nine months ended September 30, 2008 as compared to cash provided by financing activities of approximately $6.2 million for the nine months ended September 30, 2007. The decrease was primarily due to the net proceeds of approximately $6.2 million from the 2007 Private Placement completed in the prior year. Additionally, we repaid certain notes payable during the current year, resulting in a gain on debt extinguishment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2007.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the our periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 8, 2008, AdnaGen AG, our subsidiary, commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover. The complaint alleges that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that we entered into with them. The Company claims that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity. Therefore, we terminated exclusivity and are seeking damages of approximately $550,000 (€369,000). A first hearing is scheduled on December 16, 2008 before the District Court of Hannover. We intend to vigorously prosecute this case and though we believe that our claims against Innogenetics are meritorious, there can be no assurance that we will prevail in this litigation.

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

On October 27, 2008, an employee exercised options to purchase 20,000 shares of our common stock at an exercise price of $0.10 per share, which options were issued under our 2004 Stock Option Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS
Exhibits:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

Date: November 14, 2008