Form 10-K
period 2008-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2009-03-30
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐  No ☒.

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company as of June 30, 2008 was approximately $28,030,062 based upon the closing price of the Company’s common stock on the OTC Bulletin Board, on June 30, 2008. (For purposes of determining this amount, only directors, executive officers, and, based on Schedule 13(d) filings on June 30, 2008, 10% or greater stockholders and their respective affiliates have been deemed affiliates).

As of March 20, 2009, there were 20,316,475 shares of common stock outstanding (after giving effect to 20,000 shares of common stock which the Company is obligated to issue).

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under "Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC.  Our website address is www.oncovista.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Annual Report, the terms “we”, “us”, “our”, and “OncoVista” mean OncoVista Innovative Therapies, Inc. and our subsidiaries, OncoVista, Inc. (“OncoVista-Sub”) and AdnaGen A.G., unless otherwise indicated.

All dollar amounts refer to US dollars, unless otherwise indicated.

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast and colon cancer. We believe we are positioned to leverage our ownership in our diagnostics company, AdnaGen, to realize short-term revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

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

We expect to be a major participant in the oncology arena through the successful development and commercialization of innovative therapies which, as a result of their lower toxicity and/or greater efficacy, will increase patient survival rates and enhance patient quality of life. In targeting compounds for acquisition, we focus on candidates that have been previously tested in human clinical trials or animal models, as well as technologies that may improve the delivery or targeting of previously tested, and in some cases marketed, anticancer agents. Our senior management team and our panel of internationally-recognized clinical advisors have made significant contributions to the development of leading drugs currently used in cancer treatment. Management, in conjunction with our advisors, will evaluate in-licensing candidates based on several criteria, including development and registration strategies to be employed, commercialization opportunities and competitive technologies being developed elsewhere.

We intend to initiate a Phase II clinical trial program for our lead compound, OVI-237, during 2009. OVI-237 is a liposomal formulation of a potent inhibitor of thymidylate synthase. In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the US and, following completion of the Phase I portion of the trial, we plan to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. We intend to commence human clinical trials within the next six months on our L-nucleoside conjugate candidate drug (OVI-117) which takes advantage of cancer cell membrane changes to allow for selective, site specific targeting. Finally, we have a proprietary screening technology for designing novel anti-tubulin (or anti-mitotic) agents and discovering variants of existing anti-tubulin agents which have improved specificity for the tumor cells being targeted. We anticipate that these new anti-tubulin drugs will elicit an improved clinical response and be less toxic. We intend to develop our key candidates into novel, highly efficacious therapies to be marketed by means of corporate alliances.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act. We have also loaned or advanced to AdnaGen approximately €600,000 ($850,000) during the previous twelve months to support their operations.  We believe the ability to execute our strategy relies on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they achieve positive cash flows adequate to support their continued operations. We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least two to three months. Accordingly, we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require substantial additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all. As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months.

If we are unsuccessful raising additional funding, our business may not continue as a going concern and if sufficient capital is not available, we may be required to delay, further scale back or eliminate one or more of our research and development or acquisition and in-licensing programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves and commercialize ourselves. In such event, our business, prospects, financial condition, and results of operations would be adversely affected. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business, prospects, financial condition and results of operation will be materially adversely affected. See “Risk Factors” and “Report of Independent Registered Public Accounting Firm”.

During the last three fiscal years we spent approximately $11.2 million on research and development.

Our Corporate Strategy

We have implemented a comprehensive, multi-faceted approach to candidate identification and product development in the oncology treatment and diagnostic market segments. Our strategic plan consists of the following elements:

•
An Integrated Diagnostics Strategy. AdnaGen’s proprietary diagnostics platform represents an opportunity, we believe, to improve the probability of attaining FDA approval for our drugs. AdnaGen’s proprietary “combination-of-combinations” platform detects and analyzes circulating tumor cells for clinical diagnosis and staging. AdnaGen currently offers diagnostic products for colon and breast cancer diagnosis in the European market. AdnaGen’s platform is expandable to screen for the markers for virtually all cancer types. These assays are highly specific and sensitive, with the ability to detect as few as two circulating tumor cells per 5ml of blood (which contains approximately 10[7] normal nucleated cells) at a 95+% likelihood, thereby enabling the reproducible detection of low levels (better than 1 part per million) of circulating tumor cells in the blood. As part of our oncology drug development process, we expect to employ AdnaGen’s diagnostic technology to design clinical trial protocols which stratify the patient population to include patients most likely to respond based on the expression of specific tumor associated biomarkers. In addition, these tests may provide insight into the extent of the metastatic process thereby enabling the monitoring of disease progression as well as the effectiveness of treatment regimens.

•
In-licensing Candidate Selection and Acquisition Program. We believe that the relationships and reputation the members of both our management and our clinical advisory board positions us to be exposed to many acquisition and in-licensing opportunities that would not normally be available to a company of our size. In many instances, the acquisition of biopharmaceutical companies by larger companies has resulted in drug programs being delayed or discontinued, due to such factors as loss of internal sponsorship (not created at the acquiring company), a perceived lack of market size (the desire for drugs with annual sales in excess of $1 billion) by the larger combined entity, or an overcrowded pipeline (too many product candidates to investigate, too many products to develop and a lack of sufficient resources). Indeed, the development of hundreds of potential oncology compounds that had been on the development track have been delayed or discontinued. We view many of these product candidates, together with some of the 400 plus compounds in the development pipeline, as potential candidates for in-licensing.

By leveraging the experience of our management team and clinical advisory board in selecting, developing and obtaining approval for many important chemotherapeutics, we believe that we will be able to discern those opportunities that truly possess the potential to become approved drugs within a targeted three-to-five year horizon. We involve our clinical advisory board in all major acquisition and in-licensing decisions. Given the experience and the active network of our management team and clinical advisory board, we expect to uncover many other promising candidates. Coupled with this, we generally attempt to structure our in-licensing deals so that if the in-licensed technology fails to perform as represented, we are able to recover any payments made by us in acquiring the technology.

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

•
A Disciplined Internal Development Strategy for Therapeutics. Besides opportunistically evaluating candidates for potential in-licensing or acquisition, we possess two proprietary technologies which we believe will produce candidates for potential out-licensing. Both technologies target aspects of cell biology specific to most cancer cells, but not found in healthy cells. We expect these technologies to produce an array of candidates. We believe that, in many instances, the potential candidates will address opportunities with unmet needs, such as cancers which are very resistant to therapy or have high recurrence rates. In other instances, we believe that the candidates will address opportunities where the effectiveness of existing chemotherapeutics is hampered by the toxic side effects which the drugs produce. In these circumstances, we believe that by using our products in combination with existing drug therapies administered at lower dosage levels will produce comparable or improved effectiveness with diminished side effects versus the single agent therapy.

Our L-nucleoside conjugate technology selectively targets certain cancer cell characteristics which make those cancer cells vulnerable to the actions of the drug, but leaves the healthy cells unaffected. In effect a new drug is created by conjugating an L-nucleoside to an existing chemotherapeutic agent that would be too toxic if delivered systemically. Several product candidates have been evaluated by us and one candidate (OVI-117) has been tested in animal models. We believe OVI-117 is a thymidylate synthase (“TS”) inhibitor with enhanced pharmacological properties which results in a retention of efficacy and a reduction of toxicity. OVI-117 has shown tumor growth inhibitory activity in human colon, breast and prostate tumors growing in animal models. We are in the process of preparing the Investigational New Drug (“IND”) application with the intent of submitting the application to the FDA in the second quarter of 2009 subject to the availability of sufficient capital resources.

Our other platform technology relates to a proprietary database of tubulin isotypes as potential candidates for targeting by certain chemotherapeutics. Microtubules, comprised of tubulin proteins, are instrumental in cell mitosis, and have been proven as cancer targets by drugs such as the taxanes. We intend to screen our proprietary database for candidates to be targeted either by drugs to be developed by us, or by drugs already developed by other companies that are not aware of the potential for selective tubulin targeting of their products. During the second half of 2009 and subject to the availability of sufficient capital resources, we expect to identify our first antimitotic tubulin compound to take forward into the clinic.

Merger and Private Placement

On August 16, 2007, OncoVista-Sub acquired from Torbjorn Lundqvist (“Lundqvist”) and a number of minority stockholders an aggregate of 10,963,851 shares of our (formerly Aviation Upgrade Technologies, Inc.) common stock (or 16,160,430 shares of our common stock after giving effect to the forward split that went effective on October 22, 2007) constituting approximately 95.7% of our then issued and outstanding capital stock. In connection with OncoVista-Sub’s acquisition of our shares, the license agreement with Lundqvist granting us worldwide marketing rights for an electronic tire valve cap was terminated and all shares of Automotive Upgrade Technologies, Inc., formerly a wholly owned subsidiary of ours, were transferred to Lundqvist. As a result of the termination of this license, we ceased business operations.

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

In contemplation of the Merger, on August 15, 2007, OncoVista-Sub completed the closing of a private placement (the “2007 Private Placement”) whereby it sold to accredited investors a total of 970,712 units at $7.00 per unit, each unit consisting of four shares of OncoVista-Sub common stock and a warrant to acquire one share of OncoVista-Sub common stock. The net proceeds of the private placement after payment of placement agent fees and other expenses was approximately $6,223,000. In connection with the private placement, OncoVista-Sub issued warrants to its placement agent, Maxim Group, LLC, to acquire 278,857 shares of OncoVista-Sub common stock. The warrants and placement agent warrants (collectively, the “Warrants”) are exercisable through August 15, 2012 at the exercise price of $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations and mergers. The Warrants may also be exercised on a cashless or net issuance basis if after August 15, 2008 there is no effective registration statement covering the resale of the shares of common stock and shares underlying the warrants. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC.

As a result of the Merger, all shares issued in the 2007 Private Placement were exchanged for our shares of common stock and the Warrants became exercisable for shares of our common stock.

Our Current Product and Product Candidate Pipeline

Our current portfolio of compounds and technologies under development or planned development include:

•	AdnaGen Oncology Diagnostics
•	A Liposomal TS Inhibitor;
•	Cordycepin;
•	L-Nucleoside Conjugates; and
•	Novel Tubulin Isotype-Specific Anti-Mitotics

The following table summarizes the status of our various pre-clinical and clinical development programs underway, including both chemotherapeutic agents and oncology diagnostic products:

Program	Indication	Status	Planned Activities	Commercial Rights
AdnaGen Diagnostic Products	Metastatic Solid Tumors; cancer stem cells	Tests Commercialized in EU for Colon, Breast and Prostate Cancer	Seeking Approval of Breast Test in the United States	AdnaGen
Liposomal TS Inhibitor (OVI -237)	Metastatic Solid Tumors	Phase II Clinical Development	Phase II Clinical Trial to be initiated in Second Half of 2009	OncoVista-Sub
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial initiated in Second Quarter of 2008	OncoVista-Sub
L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Anticipated IND Filing in the Second Quarter of 2009 to Commence Phase I Trial	OncoVista-Sub
Tubulin Isotype-Specific Anti-Mitotics	Solid Tumors Expressing Specific Tubulin Isotypes	Pre-Clinical Development	Design and Testing of Candidate Compounds	OncoVista-Sub

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months and will require additional capital in the very near term so that we may continue our operations as currently contemplated. See “Risk Factors -- We will need additional capital in order to satisfy our business objectives” and “Report of Independent Registered Public Accounting Firm”.

The following sections discuss various aspects of our portfolio of drug candidates and their respective therapeutic characteristics in more detail.

AdnaGen Diagnostic Products

We believe one of our key differentiators is our ability to detect and recognize the expression of tumor-associated biomarkers in patients with metastatic cancer. In order to prescribe an optimal chemotherapy regimen, the oncologist must obtain pertinent diagnostic and staging information for the patient’s cancer. In addition to analyzing the cancer cells under a microscope to diagnose the cancer, the pathologist also determines the stage of the cancer by assessing the aggressiveness of the cancer cells (i.e., staging) and by using a variety of clinical measures such as size, how deeply the tumor has invaded tissues at the site of origin, and the extent of any invasion into surrounding organs, lymph nodes or distant sites. Patient history, physical signs, symptoms, and information obtained from existing tests are also evaluated and considered.

The administration of cytotoxic drugs (by means of chemotherapy) after surgery and/or radiation therapy aims to kill remaining cancer cells and to reduce recurrence risk. Since many more lives are claimed by metastatic cancers than by primary cancers, the early detection of metastatic tumor cells can mean the difference between life and death in certain instances. However, patients experience a wide range of side effects due to the long-term exposure to chemotherapy, including infection, pain in the mouth and throat, weight loss, fatigue, hair loss, cognitive impairment, cardiac tissue damage and infertility. The overall benefits of chemotherapy vary significantly across cancer populations and the benefits of treatment do not always justify the cost of the therapy or offset the physical and mental burden patients endure. In addition to the above considerations in assessing the benefits versus the costs of treatment, the oncologist needs specific grading and staging information to assess the likelihood of recurrence.

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

An ability to detect meaningful serum tumor-associated biomarkers in a quantitative manner would significantly improve the treatment process on two fronts. First, early detection of circulating tumor cells would enable a diagnosis of relapse and enable the earlier commencement of treatment resulting in favorable outcomes. Second, the detection of certain tumor-associated biomarkers would facilitate stratification of patient populations into groups most likely to respond to a dosing regimen. For those patients who possess a genetic predisposition that precludes them from responding to cytotoxic drugs, initial determination would eliminate the unnecessary side effects associated with a treatment that will have no benefit to the patient.

In late 2005, we obtained the rights to our diagnostic technology through the acquisition of a majority interest in AdnaGen AG of Germany. OncoVista’s ownership position in AdnaGen is currently approximately 95%. AdnaGen’s proprietary assay technology has demonstrated the sensitivity and selectivity required to detect a low number of cancer cells circulating among healthy cells (at levels of roughly one part per million) early in the metastatic process, thereby improving the patient’s chances of survival. AdnaGen’s proprietary “combination-of-combinations” approach led to the first commercial product that provided a complete solution for the detection and analysis of circulating tumor cells (“CTCs”) for clinical diagnosis. The technology also provides quantitative parameters for the prognosis of disease progression. AdnaGen currently markets AdnaGen kits for detection of CTCs in metastatic colon and metastatic breast cancer patients in Europe. AdnaGen’s platform is expandable to encode the markers for virtually all cancer types. These assays have a specificity of greater than 95% at a sensitivity of two tumor cells per 5ml of blood, enabling the reproducible detection of low levels of circulating tumor cells in the blood.

The advantages of this diagnostic technology include:

•	Novel and highly sensitive detection of circulating tumor cells;

•	Early detection of metastatic cancer;

•	Monitoring of treatment efficacy; and

•	Selection and stratification of clinical trial participants and patients.

AdnaGen’s technology could also be utilized in clinical trials to aid in determining the optimal patient population and in assessing the effectiveness of a drug in development. By utilizing tumor-associated biomarkers to determine patient exclusion criteria in a trial’s protocol and thereby target the patients expected to demonstrate optimal response, the probability of attaining FDA approval could be enhanced. In addition, the detection of tumor markers could be used to gauge the effectiveness of a patient’s treatment. This ability to measure the effects of a chemotherapy regimen could be extended to the oncologist’s office.

We have exclusive, worldwide rights for the use of the AdnaGen technology in oncology drug development. Business development efforts have been initiated with several major pharmaceutical companies with the goal of establishing partnerships which apply our CTC technology to external drug development programs.  In September 2008, AdnaGen entered into an exclusive distribution agreement with TATAA Molecular Diagnostics s.r.o. (“TATAA”) for the Czech Republic and Slovak Republic. The term of this agreement continues through December 31, 2013, automatically renewable for additional twelve month periods, and requires TATAA to purchase certain minimum quantities. Additionally, in January 2009, AdnaGen entered into a non-exclusive distribution agreement with Sysmex Europe GmbH (“Sysmex”) for certain European countries.

Biomarkers Partnership

In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers LLC (“Biomarkers”) granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in North America. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Pending FDA approval, Biomarkers is selling the AdnaGen diagnostic kits for research use  only. Biomarkers plans to have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.

In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in South America and the Middle East. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Biomarkers plans on seeking the necessary approvals in these territories to permit it to sell the AdraGen diagnostic kits. Our CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers.

Innogenetics Partnership

In January 2007, AdnaGen entered into a distribution agreement with Innogenetics N.V. (“Innogenetics”) granting Innogenetics the exclusive right to commercialize the AdnaGen diagnostic kits in the European market.  In September 2007, AdnaGen entered into a license agreement with Innogenetics granting Innogenetics the right to use AdnaGen technology in adapting Innogenetics’ proprietary strip detection technology after successful feasibility studies.

In July 2008, AdnaGen commenced a lawsuit against Innogenetics in the District Court of Hannover alleging that Innogenetics breached the exclusive distribution agreement that AdnaGen entered into with them. AdnaGen claimed that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity. AdnaGen terminated the exclusivity and sought damages of approximately $550,000 (€369,000).  Following a bench trial, on March 3, 2009, the District Court ruled in favor of Innogenetics ordering AdnaGen to pay the court costs which have previously been paid and to pay Innogenetics’ attorney’s fees amounting to approximately $8,500.

Gen-Probe Partnership

In December, 2004, AdnaGen licensed their technology to Gen-Probe, Inc. with respect to quantitative detection of specific cells.

Under the terms of the agreement, Gen-Probe is provided with the right to gain exclusive access to AdnaGen technology for molecular diagnostic tests for prostate and bladder cancers. Gen-Probe paid AdnaGen a license fee in 2005. The agreement also includes additional milestone payments based on certain regulatory and commercial events. In addition, the agreement provides that Gen-Probe will pay AdnaGen royalties on sales of any products developed using AdnaGen’s technology.  In 2008, after lengthy discussions, Gen-Probe chose not to exercise their option to pursue the research and development partnership.  Accordingly, AdnaGen is now in discussions with Gen-Probe to reacquire the rights to the technology for prostate and bladder cancers.

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

With OVI-237, we have finalized the protocol and selected clinical sites to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. Subject to availability of sufficient working capital, we plan on initiating the trial in the third quarter of 2009, enrolling our first patients in the fourth quarter of 2009.

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

Similar to Gleevec®, our Cordycepin selectively targets cells expressing a specific enzyme involved in the disease’s pathway. In this case, Cordycepin is targeting cells expressing TdT. With an addressable patient population consisting primarily of 46,000 individuals with CML, Gleevec®/Glivec® full year sales for 2008 were $3.7 billion, according to Novartis. With an addressable patient population for Cordycepin in leukemia patients nearly half the addressable population of Gleevec®, we believe that our product possesses a significant upside potential.

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

In a biological system, Cordycepin is converted to 3’-deoxyinosine by the enzyme adenosine deaminase (“ADA”), so Cordycepin must be administered with an ADA inhibitor, such as deoxycoformycin (Nipent® or pentostatin) to protect Cordycepin and allow it to maintain its antileukemic activity. If the Phase I/II trial of Cordycepin demonstrates adequate safety and efficacy, we intend to develop an ADA-resistant analog of Cordycepin in order to eliminate the need for co-administration of deoxycoformycin.

The initial Phase I clinical trial data for the combination therapy was obtained in an ALL study of fourteen patients between 1997 and 2000. No Cordycepin-related adverse events were noted. Biological activity in the last three patients of the escalating dosing study was noted by the transient clearing of peripheral blood blasts.  Since May 2007, we have had an open IND and in addition, in July 2007, our request for Orphan Drug designation for Cordycepin was granted by the FDA.

We initiated a Phase I/II trial based on the "original" ADA-sensitive compound in the second quarter of 2008. The trial is on-going at two US centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study will be to determine the maximally tolerated dose (“MTD”) and the recommended dose (“RD”) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects. Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by Day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  A total of  four patients have been enrolled and treated as of February 28, 2009.

We have applied for an FDA funded grant ($200,000 a year for two years for a total of $400,000) to help defray the cost of clinical development of OVI-123. We expect to learn whether or not the grant will awarded in the second half of 2009.

L-Nucleoside Conjugate (OVI-117)

Compounds evolving from our L-nucleoside conjugate technology may take advantage of cell membrane changes that differentiate cancerous cells from healthy cells. This anomalous characteristic of cancer cell membranes may present a unique opportunity for targeting these cells with new products which are uniquely designed cytotoxic nucleosides that selectively enter cancerous cells. After entering the cancer cells, these compounds may be enzymatically cleaved to release their cytotoxic agents causing the death of the cancer cell. The membranes of healthy cells may deny the L-nucleoside entry, so that cancerous cells are preferentially killed. As a result, we believe that there should be reduced side effects associated with this class of drug. Drug candidates using L-nucleoside conjugate technology have demonstrated efficacy in cell lines for colorectal, pancreas, melanoma, leukemia and prostate cancers. OVI-117 has shown anti-tumor activity in animal models of several human cancers (including breast, prostate and colon), and our initial target indication is expected to be colorectal cancer.

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

For 2008, in the United States, the American Cancer Society estimated there would be 148,810 new colorectal cancer cases of which colon cancer accounted for 108,070 cases. Colon cancer is a highly treatable and often curable disease when diagnosed early and localized to the bowel. When detected at its earliest stage (Dukes’ A) as an in situ tumor, the curative rate for colon cancer approaches 90%, or 5 times the curative rate for colon cancers detected at a later stage. Unfortunately, 40% to 50% percent of patients have metastatic disease at the time of diagnosis after many of the above symptoms have been exhibited. Surgery is the primary form of treatment and is typically followed by a regimen of chemotherapy. Despite the fact that a majority of patients have the entire tumor removed by surgery, as many as 50% to 60% will ultimately die from either the metastatic colon cancer or from a recurrence. Deaths from colorectal cancer are estimated to be 49,960 in 2008 in the United States.

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

Clinical Development

We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. OVI-117 has completed the GLP animal drug safety studies that are necessary prior to submission of an IND. We have begun to compile the IND for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND for review during the second quarter of 2009.

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

The first series of compounds in a series of tubulin isotype-specific drugs has been designed and synthesized. These drugs are designed to not bind the type of tubulin which is associated with hematopoetic cells, and are thus intended to reduce myelosuppression. These candidates are currently undergoing in vitro evaluation for binding affinity. Computer-assisted in silico testing is also underway. Subject to availability of sufficient working capital, we expect by the end of 2009 to select a lead candidate which we will take into the lab for detailed study.

Drug Development Expertise and Capabilities

The strength of our senior management team and our clinical advisory board is in the breadth and depth of their experience in developing chemotherapeutics. We believe that the quality of our senior management team and clinical advisory board rivals that of any other oncology-focused pharmaceutical company, regardless of size.

Drs. Weis and Levenson each bring over 25 years of extensive experience in the biotechnology and pharmaceutical industries to us. Dr. Weis, our Chief Executive Officer and founder of OncoVista-Sub, was a co-founder of ILEX Oncology. Dr. Levenson, our Chief Technical Officer, has previously held senior positions at ILEX Oncology, Roche Molecular Systems and Cetus Corporation.

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

We believe that we will be able to bring the strength of our management team and clinical advisory board experience to bear on our product pipeline by efficiently identifying candidates, performing due diligence, negotiating in-license agreements and developing innovative clinical development and registration plans for strong product candidates. Before either acquiring or in-licensing any candidate, our senior management reviews the opportunity thoroughly with the clinical advisory board to determine the likelihood of successful product registration.

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

We have relationships with the University of Texas Health Science Center at San Antonio (UTHSCSA), the Cancer Therapy and Research Center (CTRC), the Dana-Farber Cancer Institute, MD Anderson Cancer Center and the San Antonio Cancer Institute (SACI), one of the leading cancer research institutes in the nation.

Intellectual Property

As of February 28, 2009, we held rights to 41 issued US and worldwide patents and more than 50 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part and international patents have been filed. Patent applications related to our proprietary tubulin database and anti-mitotic agents have been filed.

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

We have obtained trademark registration in the U.S. for “OncoVista” further aligning our intellectual property portfolio with product commercialization.

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

Phase I. Phase I studies involve testing a drug or product on a limited number of participants, typically 24 to 100 people at a time. Phase I studies determine a product’s basic safety and how the product is absorbed by, and eliminated from, the body. This phase lasts an average of six months to a year.

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

The FDA takes action on the BLA after their review is complete. There are three possible actions to be taken by the review team:

•	Approved – This indicates to a company that it may now market in the U.S.;
•	Not Approved –This tells a company that the product may not be marketed in the U.S. and is accompanied by a detailed explanation as to why; and

•
Approvable – This indicates that the FDA is prepared to approve the application upon the satisfaction of certain conditions. These drug products may not be legally marketed until the deficiencies have been satisfied, as well as any other requirements that may be imposed by the FDA.

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

Competition

In addition to the specified therapies relative to each cancer discussed earlier, we generally face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. The pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation. We believe there are a significant number of potential drugs in preclinical studies and clinical trials to treat cancer that may result in effective, commercially successful treatments. In addition to most of the large pharmaceutical companies having small molecule programs, we are aware of large biotechnology companies, such as Amgen, Inc., Genentech, Inc., Biogen Idec Inc., Eli Lilly & Co., and OSI Pharmaceuticals, Inc., which are developing small molecule therapeutics as treatments for cancer. Other, smaller companies in this field include: Avalon, Kosan, Allos, EntreMed, Threshold Pharmaceuticals, Vion Pharmaceuticals, Cougar Biotechnology and Sunesis. In the area of genomic-based diagnostic testing, we are aware of several other companies that are offering or developing such tests including Abbott Diagnostic Laboratories, Aureon Laboratories, Celera Diagnostics, LLC, Correlogic Systems, Genomic Health, Monogram Biosciences, Myriad Genetics, Roche Diagnostics and Veridex LLC.

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

Employees

We have been successful in retaining the experienced personnel involved in our research and development program. In addition, we believe we have successfully recruited clinical/regulatory, quality assurance and other personnel needed to advance our drug candidates through clinical studies or have engaged the services of experts in the field for these requirements. As of February 28, 2009, we, together with our consolidated subsidiaries, employed eighteen (18) individuals and engaged the services of several consultants. Of our employees, five (5) are executives,  ten (10) are engaged in research and development, and three (3) are general and administrative.

Clinical Advisory Board

We maintain a clinical advisory board consisting of internationally recognized physicians and scientists who advise us on scientific and technical aspects of our business. The clinical advisory board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the scientific advisory board meet with us periodically to provide advice in particular areas of expertise. The clinical advisory board consists of the following members:

Eric Rowinsky, M.D. – Chairman. Dr. Rowinsky is a talented scientific executive with 20-plus years of experience in drug development in the oncology area. He has authored approximately 300 scientific articles and 50 textbook chapters. Dr. Rowinsky has led numerous clinical trials for oncology drugs and is a recognized leader in the field. His prior affiliations include the Johns Hopkins University School of Medicine, the University of Texas Health Science Center at San Antonio and the Institute for Drug Development in San Antonio. He played a key role in the development of Taxol®, Hycamtin®, Tarceva®, Erbitux® and many other anticancer drugs. Dr. Rowinsky is currently Executive Vice President and Chief Medical Officer at ImClone Systems, Inc., a wholly owned subsidiary of Eli Lilly & Co and an adjunct Professor of Medicine at New York University.

Esteban Cvitkovic, M.D. Dr. Cvitkovic is a board-certified, medical oncologist who practices medicine in Paris, France. Dr. Cvitkovic has more than thirty years of international experience in oncology therapeutics including hands-on clinical research, clinical pharmacology, early single agent and combination regimens development, disease-oriented therapeutic impact assessment, evaluating new agents in pre-clinical development, and optimizing efficacy and combination development. Dr. Cvitkovic is author of more than 200 peer-reviewed articles and 600 abstracts focusing on solid tumor oncology. He led the clinical development of cisplatin and its combinations as well as oxaliplatin, vindesine, bleomycin, navelbine, and ET-743. He played key consulting roles in registration strategy and post-registration development of recent products such as amifostine, docetaxel, CPT-11 and irofulven. Dr. Cvitkovic’s career includes staff and academic appointments at Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Medical Center, Institut Gustave Roussy (Villejuif, France), Hôpital Paul Brousse (Villejuif, France), Hospital Beaujon (Clichy) and Hôpital St. Louis (Paris).

Allan M. Green, M.D., Ph.D., J.D. Dr. Green is a senior advisor to industry in matters of drug development and FDA Regulation. He has authored over 50 articles and abstracts and holds 6 patents. Dr. Green is Adjunct Professor of Law at the Boston College Law School, has 20-plus years of oncology experience, holds a PhD in Biochemistry and Metabolism from MIT, was formerly Medical Director of New England Nuclear/Dupont Medical Products and, subsequently, was founding CEO of Theseus Medical Imaging, Inc.  He is Board Certified in Internal Medicine and Nuclear Medicine, and is an attorney in practice in Cambridge, MA.

Randall K. Johnson, Ph.D.  Dr. Johnson’s experience includes work on novel antimetabolites, DNA damaging agents,  mitotic spindle poisons  and targeted therapeutics. He has authored over 200 scientific papers and holds 14 patents. His  30-plus years of research experience has been focused on  discovery and development of cancer therapeutics. His work has encompassed both antineoplastic targets and research to discover small molecule mimetics of hematopoietic growth factors. He has held senior positions in industry (GlaxoSmithKline) as well as the U.S. National Cancer Institute.  He has been an independent consultant for the past 7 years, during which time he has advised more than 100 clients in the venture capital, biotech and pharmaceutical industries.

Ronald P. McCaffrey, M.D. Dr. McCaffrey is a Lecturer in Medicine at the Harvard Medical School and a Clinical Associate in Medicine, Hematology-Oncology Division at The Brigham & Women's Hospital and Dana-Farber cancer Institute. Dr. McCaffrey has over 90 publications and has co-edited two books. In all, Dr. McCaffrey has 35-plus years of experience in his specialty.

Pedro Santabárbara, M.D., Ph.D. Dr. Santabárbara is currently Vice President of Strategic Development and Medical Affairs at PHARMA MAR S.A. He received his M.D. and Ph.D. degrees from the University of Barcelona. He has authored over 80 articles and abstracts in the field of oncology and has participated in a variety of hospital and academic activities as well. He has worked for Bristol Myers Squibb (Taxol® team), Rhône–Poulenc Rorer (Taxotere® team), ILEX Oncology (Campath® team), Gilead Pharmaceuticals and, most recently, OSI Pharmaceuticals (Tarceva® team). He is one of the most experienced developers of anticancer drugs.

Corporate Information

OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.) was incorporated in Nevada on January  8, 1999. Our principal executive offices are located at 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245 and our telephone number is (210) 677-6000.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should consider carefully the following information about these risks, together with the other information contained in this Annual Report on Form 10-K before buying shares of our common stock.  Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks.  The trading of our common stock could decline as a result of any of these risks.  You could lose all or part of your investment in our common stock. Some of the statements in “Risk Factors” are forward looking statements.  See “Special Note Regarding Forward Looking Statements”.

Risks Related to our Business

Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

We have a net loss of approximately $7.5 million and net cash used in operations of approximately $3.9 million for the year ended December 31, 2008, a working capital deficit of approximately $4.7 million, an accumulated deficit of approximately $23.6 million and a total stockholders’ deficit of approximately $8.3 million at December 31, 2008. The audit report of GHP Horwath P.C. for the fiscal year ended December 31, 2008 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk to our shareholders because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. See “Risk Factors -- We will need additional capital in order to satisfy our business objectives” and “Report of Independent Registered Public Accounting Firm”.

We will need additional capital in order to satisfy our business objectives.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act. We have also loaned or advanced to AdnaGen approximately €600,000 ($850,000) during the previous twelve months to support their operations. We believe the ability to execute our strategy depends to a large extent on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they attain revenue levels adequate to support their continued operations and, based on current projections, we expect that they will require at least €300,000 to €500,000 ($400,000 to $675,000) over the course of the next three to six months.  We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least two to three months. Accordingly, we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require substantial additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all. In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology or acquire or license promising product candidates or technologies. As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months.

Our future capital requirements will depend upon many factors, including:

•	capital needs of AdnaGen;

•	continued scientific progress in our research and development programs;

•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

•	competing technological and market developments;

•	our ability to establish additional collaborative relationships; and

•	effects of commercialization activities and facility expansions if and as required.

If we are unsuccessful raising additional funding, our business may not continue as a going concern and if sufficient capital is not available, we may be required to further delay, scale back or eliminate one or more of our research and development or acquisition and in-licensing programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves. In such event, our business, prospects, financial condition, and results of operations will be adversely affected. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business, prospects, financial condition and results of operation will be materially adversely affected.

We have substantial debt, a portion of which is payable upon demand.

At December 31, 2008, we had total notes and loans payable of $5,648,080. Of our notes and loans payable, the amount of $100,000, is convertible into shares of our common stock and is payable on demand. We have an aggregate of $1,418,683 in accrued interest outstanding at December 31, 2008, which includes $1,080,355 currently due and $338,328 due long-term. Additionally, in January 2009, we completed an initial closing of a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000. In the event that we should not have resources sufficient to satisfy these obligations in a timely manner, we would be required to seek alternative means of repayment, which may be on terms that are not advantageous or commercially reasonable, or we may be required to curtail or delay some or all of our development efforts, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are an early stage company with a history of losses and can provide no assurance as to our future operating results.

We are an early stage company with limited revenues from our principal business activities. We currently have limited product revenues, and may not succeed in developing or commercializing any products which will generate product or licensing revenues. Other than AdnaGen’s diagnostic products, we do not expect to have any products on the market for several years. In addition, development of our product candidates requires a process of pre-clinical and clinical testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of pharmaceutical products and, to the extent that we are unable to do so, we will not be able to market our product candidates. Eventual profitability will depend on our success in developing, manufacturing, and marketing our product candidates. We have experienced net losses and negative cash flows from operating activities since inception and expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2008 and 2007, we had a working capital deficiency of approximately $4.7 million and $0.2 million, respectively, and stockholders’ deficit of approximately $8.3 million and $4.0 million, respectively. See our Consolidated Financial Statements and the related notes. For the years ended December 31, 2008 and 2007, we incurred net losses of approximately $7.5 million and $5.6 million, respectively. We may never achieve profitability.

As we have a limited operating history, investors may not have a sufficient history on which to base an investment decision.

Although OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.) was incorporated in 1999, our operating subsidiary, OncoVista, Inc. was incorporated in September 2004 and is still in early stages of development. Accordingly, we may be deemed to have a limited operating history upon which investors may evaluate our prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the life science industry. Such risks include, without limitation, the following:

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

We can provide no assurance of the successful and timely development of our products. Our product candidates are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Products and technologies that we have developed or acquired and may in the future develop or acquire are not likely to be commercially available for some time. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction, or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the nature of the technology involved, and the other factors, described elsewhere in “Risk Factors”, there can be no assurance that we will be able to successfully complete the development or marketing of any new products.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our intellectual property. We currently hold rights to twelve issued patents and approximately two dozen pending patent applications in the United States and corresponding patents and patent applications filed in certain other countries covering proprietary compositions of matter and methods and their proposed use in cancer therapeutics. Further, we intend to rely on a combination of trade secrets and non-disclosure, and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology or the licensed technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

Our commercial success will also depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are, in many cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. In the event of infringement or violation of another party’s patent, we may be prevented from pursuing product development or commercialization. See “Business – Intellectual Property”.

We can provide no assurance that our products will obtain regulatory approval or that the results of clinical studies will be favorable.

The testing, marketing and manufacturing of our products will require the approval of the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approvals and whether any such approvals will ultimately be granted. In any event, review and approval by the FDA is anticipated to take a number of years. Preclinical and clinical trials may reveal that one or more of our products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition, and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the United States which perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist. See “Business – Governmental Regulation”.

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

We expect the expansion of our business to place a significant strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. See “Business – Our Strategy” and “Business – Employees”.

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

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recover any portion of our related research and development and commercialization expenses. Our industries are highly competitive, and this competition comes from both biotechnology firms and major pharmaceutical and chemical companies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies. See “Business – Competition”.

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

In addition, the stock market in general has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and have a material adverse effect on our business, prospects, results of operations and financial condition.

Our common stock is deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Assuming the exercise in full of all warrants, options and convertible notes outstanding, we will have, as of February 28, 2009, an aggregate of 25,440,659 shares of common stock outstanding (after giving effect to 20,000 shares of common stock which we are obligated to issue and including 2,000,000 shares of unvested restricted stock). Of these shares, 18,296,475 shares are freely tradable under Rule 144 of the Securities Act, unless purchased by “affiliates” as that term is defined under Rule 144, who may sell such shares subject to the restrictions in Rule 144. The remaining 2,020,000 shares of common stock will be held by our existing stockholders and will be deemed to be “restricted securities” under Rule 144. Restricted securities may only be sold in the public market pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under Rule 144, Rule 701 or Rule 904 under the Securities Act.

Our issuance of warrants and options to investors, employees and consultants and the registration rights for the underlying shares of common stock may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants and options at or below the current market price. As of  February 28, 2009, we had 5,861,712 outstanding warrants and options to investors, employees and consultants. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – PROPERTIES

Our fully equipped research facilities are located in the Texas Research Park in San Antonio, Texas.  We have a total of 10,000 square feet of office and research space.  The labs are fully equipped for organic chemistry as well as analytical and biological activities. Pursuant to a Lease Agreement between Lipitek International and us, we lease laboratory space for approximately $17,000 per month from Lipitek International under a five-year Lease Agreement that expires in December 2009.  Lipitek is an affiliate of Alex L. Weis, Ph.D., our Chairman of the Board of Directors and Chief Executive Officer.

Our AdnaGen facility in Langenhagen, Germany occupies approximately 7,500 square feet of laboratory and office space and houses eight (8) full-time employees.  The German facility is leased on an annual basis expiring in December 2009 for approximately $12,000 per month.

We believe that our existing facilities are suitable and adequate to meet our current business requirements and we believe that alternative or additional facilities would be readily available on a competitive basis.

ITEM 3 – LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings nor are we aware of any threatened litigation.

On December 17, 2007, an action was filed against OncoVista-Sub, in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase our common stock. We filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  We have answered the complaint and asserted a counterclaim seeking compensation for the expenses that we incurred during the time that we worked with Bridge Ventures, Inc. The case is now in the discovery phase.  Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claims made in this lawsuit are without merit and we intend to vigorously defend against them.

On July 8, 2008, AdnaGen commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover alleging that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that AdnaGen entered into with them. AdnaGen claimed that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity.  AdnaGen terminated the exclusivity and sought damages of approximately $550,000 (€369,000).  Following a bench trial, on March 3, 2009, the District Court ruled in favor of Innogenetics ordering AdnaGen to pay the court costs which have prevously been paid and to pay Innogenetics’ attorneys’ fees amounting to approximately $8,500.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year 2008.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective as of October 22, 2007, we effected a 1.4739739-for-1 forward split of our outstanding common stock.  From December 21, 2005 until January 13, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol “AVUG”.  From January 14, 2008, our common stock is quoted on the OTC Bulletin Board under the symbol “OVIT”.

Until October 26, 2007, there was no trading of our common stock. The quarterly high and low reported sales prices for our common stock as quoted on the OTC Bulletin Board for the periods indicated are as follows:

Year Ending December 31, 2009	High	Low
First Quarter	$1.05	$1.05
(from January 1, 2009 to March 20, 2009)

Year Ended December 31, 2008	High	Low
First Quarter	$3.50	$1.00
Second Quarter	3.48	0.70
Third Quarter	2.00	0.75
Fourth Quarter	1.70	0.20

Year Ended December 31, 2007	High	Low
Fourth Quarter	$2.75	$2.50
(from October 26, 2007 to December 31, 2007)

The foregoing quotations were provided by Yahoo!® Finance and E*trade® and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCBB was $1.05 on March 20, 2009. As of such date, we had 20,316,475 shares of common stock outstanding (after giving effect to 20,000 shares of common stock which we are obligated to issue and including 2,000,000 shares of unvested restricted stock). Based on information available from our registrar and transfer agent, we estimate that we had approximately 250 stockholders of record on March 20, 2009.

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

Recent Sales of Unregistered Securities

Except as set forth below we made no sales of unregistered securities during the year ended December 31, 2008 that were not otherwise reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

In January 2009, we granted stock options to two employees, one of whom is an executive officer, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.001, vesting in equal monthly installments over one year from the date of grant.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Sales of Registered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with our financial statements and related notes filed as an exhibit to the registration statement of which this Annual Report on Form 10-K forms a part.

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer. Subject to availability of sufficient working capital and Adna-Gen generating positive cash flow to support their operations within the next twelve months, we believe we are positioned to leverage our ownership in our diagnostics company, AdnaGen, to realize revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

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

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months. See “Risk Factors — We will need additional capital in order to satisfy our business objectives” and “Report of Independent Registered Public Accounting Firm”.

Development Program

Our most advanced drug candidate is OVI-237, a liposomal formulation of a thymidylate synthase (TS) inhibitor which has been administered in over 150 patients so far in various Phase I and Phase II trials. The drug was in-licensed in November 2007 and we finalized the protocol and selected clinical sites to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. Subject to the availability of sufficient working capital, we plan on initiating the trial in the third quarter of 2009, enrolling our first patients in the fourth quarter of 2009.

Our next most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the "original" ADA-sensitive compound in the second quarter of 2008. The trial is on-going at two US centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  As of December 31, 2008, we had enrolled four patients in this clinical trial.

We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the IND for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND for review during the second quarter of 2009.

Research and development expenditures for the above projects totaled approximately $2.5 million and $3.4 million for the years ended 2008 and 2007, respectively. We expect we will incur additional expenses of between $6 to $8 million to complete the current phases of development for the projects described above.

We are also marketing kits in Europe for the detection of CTCs in breast, colon and prostate cancer patients. The kits are manufactured by AdnaGen AG (which is 95% owned by us) and marketed through non-exclusive distribution agreements in Europe. We have also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.  We have developed the protocol for a pivotal trial in metastatic breast cancer to obtain approval to market the kit in the U.S.  Research and development expenditures totaled approximately $927,000 and $855,000 for the years ended 2008 and 2007, respectively.  We expect we will incur additional expenses of between $2.0 to $3.0 million to complete the current phases of development for the projects described above.

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

Other Strategic Plans

We plan to continue to grow the market for AdnaGen diagnostic kits in the U.S. and Europe to provide revenue and cash flow to help support our drug development efforts. In September 2008, AdnaGen entered into an exclusive distribution agreement with TATAA Molecular Diagnostics s.r.o. (“TATAA”) for the Czech Republic and Slovak Republic. The term of this agreement continues through December 31, 2013, automatically renewable for additional twelve month periods, and requires TATAA to purchase certain minimum quantities. Additionally, in January 2009, AdnaGen entered into a non-exclusive distribution agreement with Sysmex Europe GmbH (“Sysmex”) for certain European countries.

In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers LLC (“Biomarkers”) granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in North America. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Pending FDA approval, Biomakers is selling the AdnaGen diagnostic kits for research use only. Biomarkers plans to have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.

In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in South America and the Middle East. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Biomarkers plans on seeking the necessary approvals in these territories to permit it to sell the AdnaGen diagnostic kits. Our CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers.

We will continue to use our proprietary diagnostic technology to progress our anti-cancer drug portfolio providing better clinical outcomes by identifying and treating only those patients who express certain biomarkers.  Additionally, we anticipate establishing partnerships with other drug companies to expedite their drug development efforts utilizing our biomarker analysis technology.

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

Revenue Recognition. We recognize revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires we recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Our customers have no right of return for products sold. Revenues are considered earned upon shipment.

Share-Based Compensation. We follow Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. We have used the Black-Scholes option pricing model to estimate grant date fair value for all option grants.  The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

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

Income Taxes. Significant management judgment is required in developing the provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Our management evaluates our ability to realize our deferred tax assets on a quarterly basis and adjusts our valuation allowance when we believe that it is more likely than not that the asset will not be realized. We follow SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. We adopted FIN 48 on January 1, 2007 as required, and determined that the adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiary are measured using the local currency (Euros) as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates as of December 31, 2008 and 2007, and related revenue and expenses have been translated at an average exchange rate for the years ended December 31, 2008 and 2007.  All equity transactions have been translated at their historical rates when the transaction occurred. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit. Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

Results of Operations

The following table sets forth, for the period indicated, certain line items from our consolidated statements of operations, expressed as a percentage of revenue:

	Year ended December 31,
	2008	2007
Total revenues	100.0%	100.0%

Operating expenses:
Research and development	672.8	228.7
General and administrative	1,018.9	151.7
Total operating expenses	1,691.7	380.4
Loss from operations	(1,591.7)	(280.4)
Other income (expense):
Interest income	10.9	6.0
Interest expense	(48.0)	(15.7)
Gain on debt settlement	150.8	2.9
Other	(8.5)	2.6
Net loss	(1,486.5)	(284.7)

Years Ended December 31, 2008 and 2007

Revenue. Revenues were approximately $503,000 for the year ended December 31, 2008, a decrease of $1.5 million or 74% as compared to approximately $2.0 million in  2007.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2008	2007
Licensing	$52,447	$1,501,676
Diagnostic kits	361,707	239,364
Research and development, grant and other revenues	89,171	226,950
Total revenues	$503,325	$1,967,990

The decline in revenue in the year ended December 31, 2008 is primarily attributable to a decrease in milestone payments from development agreements and research and development revenue, partially offset by an increase in sales from diagnostic kits. Revenue in 2007 included milestone payments received as a result of agreements with third parties. In 2008, AdnaGen terminated an exclusive distribution agreement in Europe with Innogenetics to sell certain diagnostic kits.  Subsequently, we have executed distribution agreements to sell kits in various European countries and are seeking to enter into further distribution agreements.

Research and development.  Research and development expenses decreased by approximately $1.1 million, or 25%, to approximately $3.4 million for the year ended December 31, 2008, as compared to $4.5 million for the year ended December 31, 2007.  The decrease in 2008 is primarily a result of expense recorded in 2007 related to the license agreement entered into with OSI Pharmaceuticals, Inc. (“OSI”) for a Phase II clinical drug candidate.  This decrease was partially offset by an increase in 2008 in expenses for preclinical and clinical studies including the commencement of a Phase I/II study for OVI-123 (cordycepin), as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

Assuming the availability of adequate working capital, we expect research and development expenses to continue to increase in 2009 primarily due to increases in expenditures related to the initiation of our Phase II clinical trial for OVI-237, ongoing patient enrollment in our Phase I/II for OVI-123 and the preparation and submission of an IND to the FDA for OVI-117.

General and administrative.  General and administrative expenses increased by approximately $2.1 million to approximately $5.1 million in the year ended December 31, 2008, or 72% compared to approximately $3.0 million in the year ended December 31, 2007.  In 2008, the increase was due to professional services related to becoming a publicly traded company subsequent to the completion of the reverse acquisition and recapitalization.  Additionally, the increase is attributable to stock compensation expense for restricted stock, options and warrants recognized during the period.

Assuming the availability of adequate working capital, we expect general and administrative expense in 2009 to increase primarily due to an increase in salaries and benefits due to the addition of headcount in 2009, and stock compensation expense for any restricted stock, options or warrants granted during the year.

Other Income (Expense). Other income (expense) increased 729% to approximately $529,000 in the year ended December 31, 2008 from approximately $(84,000) in  the year ended December 31, 2007.  In 2008, the increase was a result of a gain of approximately $759,000 on a debt settlement recorded during the second quarter of 2008, partially offset by foreign currency transaction losses.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $1.8 million to approximately $7.5 million in the year ended December 31, 2008 from a net loss of approximately $5.6 million in the year ended December 31, 2007.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors. We have also loaned or advanced to AdnaGen approximately €600,000 ($850,000) during the previous twelve months to support their operations.  We believe the ability to execute our strategy relies largely on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they attain revenue levels adequate to support their continued operations and, based on current projections, we expect that they will require at least at least €300,000 to €500,000 ($400,000 to $675,000) over the course of the next three to six months. We believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next two to three months.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  These factors raise significant doubt about our ability to continue as a going concern.

We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to further delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourself. Our future capital requirements will depend upon many factors, including:

•	capital needs of AdnaGen;
•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	the effect of commercialization activities and facility expansions if and as required.

Accordingly, we will be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our short or long-term requirements. In such event, our business, prospects, financial condition, and results of operations would be materially adversely affected.

Operating Activities.  For the year ended December 31, 2008, net cash used in operating activities was approximately $3.9 million compared to approximately $2.9 million for the year ended December 31, 2007. Cash used in operating activities increased $1.0 million, or 34%, primarily due to an increase in our net loss of approximately $1.9 million for the year ended December 31, 2008, to $7.5 million as compared to approximately $5.6 million for the year ended December 31, 2007.  The increase in cash used in operations was also attributable to a gain of approximately $759,000 recorded on the settlement of debt.  These increases were partially offset by increases for stock-based compensation for both employees and non-employees of approximately $2.8 million related to option grants, restricted stock grants, and warrants issued to a consultant.

Investing Activities. For the year ended December 31, 2008, net cash used in investing activities was approximately $104,000 as compared to $765,000 for the year ended December 31, 2007. Cash used in investing activities decreased $661,000, or 86%, primarily as a result of approximately $600,000 to acquire an additional interest in AdnaGen in December 2007.  Additionally, we paid $150,000 related to the acquisition of OncoVista Innovative Therapies Inc., which was then a shell, in contemplation of a reverse acquisition and recapitalization during the fourth quarter of 2007.  In 2008, we paid $70,000 to increase our ownership interest to over 95% in AdnaGen.

Financing Activities.  Cash used in financing activities was approximately $193,000 for the year ended December 31, 2008 as compared to cash provided by financing activities of approximately $6.0 million for the year ended December 31, 2007.  The decrease was primarily due to the net proceeds of approximately $6.2 million from the 2007 Private Placement completed in the prior year.  In 2008, we repaid certain notes payable resulting in a gain on debt extinguishment.

  Our outstanding material contractual obligations under lease and debt agreements as of December 31, 2008 are as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years		After Five Years		Total
Loans and notes payable	$2,123,830	$3,524,250	$	−	$	−	$5,648,080
Operating leases and other	387,549	−		−		−	387,549
	$2,511,379	$3,524,250	$	−	$	−	$6,035,629

The loans and notes payable above have a contingent repayment plan.  Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and obtains certain positive shareholder’s equity, except with respect to debt in the principal amount of $704,850, for which only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $4,229,100 have the right to receive a share of AdnaGen profits under certain circumstances.

In October 2003, a third party loaned us a total of €515,000 accruing interest at 7.75% and due in June 2008. In February 2008, we placed approximately $200,000 (€128,750) in a separate escrow account in connection with a proposed settlement for the outstanding loan balance and accrued interest which totaled approximately $988,000 (€615,500).  In April 2008, the third party accepted the debt settlement agreement.  We recorded the transaction in April 2008, which resulted in a gain on settlement of debt in the amount of $758,801 (€486,760).

During 2005, Biomed Solutions, LLC (“Biomed”) loaned us a total of $525,563 accruing interest at 8% per annum. In 2006, we repaid $245,000 to Biomed.  In October 2007, in full settlement of the remaining principal and interest of $356,428 due under the loan, we paid $300,000 to Biomed under the settlement terms. As a result, we recognized a gain on debt settlement of $56,428.  Biomed is controlled by an affiliate company of one of our current directors, as well as one of our former directors.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) becomes effective for us on January 1, 2009. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements unless in the future, we enter into a business acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. SFAS No. 160 is effective for us on January 1, 2009. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

           In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-1, “Accounting for Collaborative Arrangements”. EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF No. 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF No. 07-1 is effective for us on January 1, 2009, and is to be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. We do not expect EITF No. 07-1 to have a material impact on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our cash and cash equivalents, we own financial instruments that are sensitive to market risks. The balances are used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk-sensitive instruments are held for trading purposes. We do not have derivative financial instruments in our investment portfolio.

Interest Rate Risk

We invest our cash in a variety of financial instruments, primarily money market instruments. These investments are denominated in United States dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, we do not believe that changes in interest rates would have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

Management believes that results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our customers.

Seasonality

We have not experienced any material seasonality in operations or business.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related independent public accounting firm report of OncoVista Innovative Therapies, Inc. and Subsidiaries are attached to this Annual Report beginning at Page F-1 and are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our financial statements for the year ended December 31, 2006, were audited by SJHL. Park was not involved in any way with the audit of the financial statements for the year ended December 31, 2006. We authorized SJHL to discuss any matter relating to us and our operations with Park.

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

Dismissal of Stan J. H. Lee

As a result of the Merger, on January 11, 2008, we engaged Berman & Company, P.A. (“Berman”) as our independent registered public accounting firm for our fiscal year ended December 31, 2007 to replace SJHL. The change in our auditors was recommended and approved by our Board of Directors since at the time we did not have an audit committee.

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

Dismissal of Berman & Company, P.A.

Effective April 23, 2008, we dismissed Berman which audited our financial statements for the fiscal year ended December 31, 2007, and engaged GHP Horwath P.C. (“GHP Horwath”) to act as our independent registered public accounting firm. The report of Berman for the fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Berman for the fiscal year was qualified with respect to uncertainty as to its ability to continue as a going concern. There were no disagreements with Berman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Berman would have caused it to make reference to such disagreements in its reports.

Our financial statements for the year ended December 31, 2008, were audited by GHP Horwath. Berman was not involved in any way with the audit of the financial statements for the year ended December 31, 2008. We authorized GHP Horwath to discuss any matter relating to us and our operations with Berman. The change in our auditors was recommended and approved by our audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with GHP Horwath regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Commission.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2008, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2008:

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

•
Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
The lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer, who was hired on January 2, 2008. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Remediation of Material Weaknesses

During 2009, we implemented the following remediation activities to materially improve, or are reasonably likely to improve, our internal control over financial reporting:

•
We utilized external consultants to assist in the implementation and design of policies and procedures to  meet the required documentation and effectiveness requirements under the SOX and help mitigate the lack of segregation of duties within the financial reporting process.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we will not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in internal controls.

During the fourth quarter of 2008, we completed the documentation and testing of our internal controls. We continue to add controls in our disclosure, stock options and finance functions to ensure that stock-based compensation expenses are recorded correctly and continued to improve the design, implementation, documentation, testing and monitoring of our internal controls. Collectively, these actions represent changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers”:

On March 24, 2009, our Board of Directors increased its size from five to six and appointed Paul Mieyal, Ph.D., CFA to serve as director to fill the newly created vacancy, such appointment to become effective on March 30, 2009.

Since 2006, Dr. Mieyal has served as a Vice President of Wexford Capital LLC, an SEC registered investment advisor with over $5 billion of assets under management located in Greenwich, CT. Prior to that, from 2000 to 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal also serves as a director of Nephros, Inc. (OTCBB: NEPH.OB) and Nile Therapeutics, Inc. (NASDAQCM: NLTX). Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst.

Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of our outstanding common stock and recently invested $300,000 in our offering of secured bridge notes.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

Executive Officers, Directors, and Key Employees

Set forth below is certain information with respect to the individuals who are our directors, officers and key employees and who are anticipated to become our directors.

Name	Age	Position

Alexander L. Weis, Ph.D.	59	Director, Chief Executive Officer, President and Secretary
Alexander Ruckdaeschel	36	Director, Audit Committee Member, Compensation Committee Member
James Wemett	60	Director
William J. Brock	59	Director, Audit Committee Chairman, Compensation Committee Chairman
Corey Levenson, Ph.D.	54	Chief Technical Officer and Director
J. Michael Edwards	42	Chief Financial Officer
Tamas Bakos, Ph.D.	45	Director of Preclinical Research
Michael Moloney	50	Director of Program Management

Set forth below is biographical information with respect to each of the aforementioned individuals.

Alexander L. Weis, Ph.D. Dr. Weis has served, since August 16, 2007, as a member of our Board, Chief Executive Officer, President and Secretary.  Dr. Weis is the principal founder of OncoVista-Sub and has been its Chairman, Chief Executive Officer, and President since its inception in September 2004.  Since February 2009, Dr. Weis also serves as AdnaGen’s Chief Executive Officer. Dr. Weis is a recognized leader and pioneer in the biotechnology and pharmaceutical industries and has led pharmaceutical companies through all stages from start up through public offerings and as a manager of a substantial public company. Prior to founding OncoVista-Sub, from 1989 to September 2004, Dr. Weis served as President of Lipitek International, Inc., a specialty pharmaceutical company that Dr. Weis founded. Dr. Weis was a co-founder of ILEX Oncology, which became a publicly traded company in 1997 (NASDAQ: ILXO) and was later acquired by Genzyme Corporation in a stock transaction valued at over $1 billion. Dr. Weis served as ILEX’S Chief Scientific Officer and Executive Vice President from its founding in 1994 through 1998. Dr. Weis has worked for Vector Therapeutics, MykoBiologics, the Cancer Therapy and Research Center, Sterling Drugs, the Eastman Kodak Company and the Weizmann Institute of Science. Dr. Weis received his Ph.D. in Organic Chemistry from the Novosibirsk Institute of Organic Chemistry. Dr. Weis is a scientist and inventor, with over 60 publications and 30 patents. He is a Chartered Chemist and Fellow of the Royal Society of Chemistry, and was selected as the South Texas Entrepreneur of the Year in 1996.

Alexander Ruckdaeschel. Alexander Ruckdaeschel has served as a member of our Board since December 2007, as a member of OncoVista-Sub's Board since January 2005 and since March 28, 2008, a member of our Audit Committee and Compensation Committee. Mr. Ruckdaeschel is a venture capitalist and since September, 2006 partner at Alphaplus-Advisors, a US based hedge fund. From January 2003 to September 2006 he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in small-cap Biotech equities worldwide. From December 2003 to July 2006, he was an investment advisor to Nanostart AG, one of Europe’s leading venture investment firms in the area of nanotechnology. Mr. Ruckdaeschel has extensive experience in the European solar industry. He also serves on the board of directors for several private companies. Prior to 2003, he was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor. From 1992 to 2000 Mr. Ruckdaeschel served in the German military, participating in United Nations missions in Somalia, Croatia and Bosnia.

James Wemett. Mr. Wemett has served on our Board since December 2007 and the Board of OncoVista-Sub since May 2007. From May 2003 to June 2007, Mr. Wemett was an independent consultant to Victorian Times, Inc., and from March 2004 to March 2007, was a consultant to ROC Central, Inc., both of which are privately owned firms. In 1975 Mr. Wemett founded ROC Communications, a retail distributor of electronics products which was sold in 2001. Mr. Wemett co-founded Technology Innovations LLC in 1999, a private company and one of our stockholders, and serves on Technology Innovations’ board. Mr. Wemett also serves on the board of directors of Natural Nano, Inc (OTCBB: NNAN) and since February, 2009 is serving as their Chief Executive Officer. Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

William J. Brock. Mr. Brock has served on our board since December 2007, the board of OncoVista-Sub since September 2007 and since March 28, 2008, Chairman of our Audit Committee and Compensation Committee.  Since August 2007, Mr. Brock has served as the President of iPro One, a financial services firm. Prior to that, between July 2004 and August 2007, Mr. Brock was a vice president for private client services at Bear Stearns. From November 2002 to July 2004, Mr. Brock was a director of Houlihan, Lokey, Howard and Zukin, an investment banking firm and from 2001 to 2002 Mr. Brock was Managing Director of Liberty Hampshire Corporation, New York, a diversified financial institution. Mr. Brock holds a BA degree from Harvard College an M.B.A. from the Harvard Graduate School of Business Administration.

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

Michael F. Moloney. Mr. Moloney has served as our Director of Program Management since January 2008. Mr. Moloney was an independent consultant to the biopharmaceutical industry for the period January 2007 through December 2007. Mr. Moloney served as Vice President, Information Systems and Technologies and a member of the Executive Management team for BioNumerik Pharmaceuticals, Inc from November 2001 to December 2006. Mr. Moloney served as Director of Systems and Operations Technologies for BioNumerik Pharmaceuticals, Inc. from June 2000 to November 2001. From 1992 through June 2000, Mr. Moloney served as Director of Information Systems for the CALGB, a National Cancer Institute funded multi-center cooperative group engaged in cancer research. While at the CALGB, Mr. Moloney served as a member of the CALGB Statistical Center management team and the CALGB Operations Committee. Mr. Moloney held appointments on numerous CALGB scientific committees and served as Vice Chairman for the National Cancer Institute’s Intergroup Specimen Banking Committee. Prior to joining the CALGB, Mr. Moloney held various technical positions at Clinical Research International, Family Health International and the North Carolina Hospital Association. Mr. Moloney received a B.S. in information systems from Alderson Broaddus College and an MBA from The University of Texas at San Antonio.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2008, our Board of Directors held six (6) meetings and took actions by written consent on six (6) occasions throughout the respective time periods.

Committees of the Board of Directors

On March 28, 2008, we established an Audit Committee and a Compensation Committee. Messrs Brock and Ruckdaeschel serve on both committees with Mr. Brock serving as Chairman of both committees. Both Messrs Brock and Ruckdaeschel have no other affiliation with us and are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq. Mr. Brock is deemed the “audit committee financial expert”.

The committees are responsible, respectively, for the matters described below.

Audit Committee

The audit committee is responsible for the following:

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

The compensation committee will establish on an annual basis, subject to the approval of our Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee intends to take into account several factors, including the following:

•	competitive compensation data;
•	the extent to which an individual may participate in the stock plans which may be maintained by us; and
•	qualitative factors bearing on an individual’s experience, responsibilities, management and leadership abilities, and job performance.

A charter has been adopted to govern the Compensation Committee. A copy of the charter can be found on our website at www.oncovista.com.

Nominating Committee

Our Board of Directors does not expect to establish a nominating committee because we believe that it is unnecessary in light of our size. The Board does not anticipate utilizing a nominating committee charter. In the event that vacancies on our Board of Directors arise, the Board will consider potential candidates for director, which may come to the attention of the Board through current directors, professional executive search firms, stockholders or other persons. Stockholders may submit the names and five year backgrounds for the Board of Directors’ consideration in our selection of nominees for directors in writing to the Secretary at our address set forth in this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2007, we believe that during fiscal year 2008, other than as set forth below, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements except that James Wemett, Technology Innovations, Biomed Solutions and Wexford Spectrum Trading Ltd. have not filed Form 4s.

Code of Ethics

On March 28, 2008, we adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics can be found on our website at www.oncovista.com.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2008 and 2007 by our former Chief Executive Officer and Chief Financial Officer, our current Chief Executive Officer, and Chief Technical Officer and our two most highly compensated non-executive officers. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)		Total ($)
Torbjorn B. Lundqvist Former Chairman and	2008	—		—	—	—	—	—	—		—
Chief Executive Officer(3)	2007	70,000	(4)	—	—	—	—	—	1,840	(5)	71,840

Alexander L. Weis, Ph.D. Chief Executive Officer,
President and Secretary	2008	310,000		—	875,000	—	—	—	17,496	(5)	1,202,496
	2007	310,000		—	—	—	—	—	20,364	(5)	330,364
Corey Levenson, Ph.D.
Chief Technical Officer	2008	198,000		—	291,667	156,244	—	—	8,400	(5)	654,311
	2007	198,000		—	—	156,244	—	—	8,578	(5)	362,822
J. Michael Edwards
Chief Financial Officer(6)	2008	140,000		—	—	54,537	—	—	17,004	(5)	211,541
	2007	—		—	—	—	—	—	—		—
Tamas Bakos, Ph.D., Director of Preclinical
Research	2008	88,200		—	—	62,488	—	—	10,368	(5)	161,056
	2007	84,000		—	—	62,488	—	—	12,784	(5)	159,272
Michael F. Moloney Director of Program Management	2008	93,205	(7)	—	—	48,824	—	—	17,004	(5)	159,033
	2007	—		—	—	—	—	—	—		—

(1)
The information is provided for each fiscal year which begins on January 1 and ends on December 31. With respect to the information provided for Alexander L. Weis, Corey Levenson, J. Michael Edwards, Tamas Bakos and Michael Moloney during 2007, the information relates to compensation received from OncoVista-Sub prior to the Merger and OncoVista Innovative Therapies, Inc. after the Merger whereas the information provided for Torbjorn Lundqvist during 2007 relates to compensation from OncoVista Innovative Therapies, Inc. (formerly Aviation Upgrade Technologies, Inc.) prior to his resignation on August 16, 2007.

(2)
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2008 and 2007 are set forth in Note 10 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)
Mr. Lundqvist resigned as our Chairman and Chief Executive Officer on August 16, 2007. The amounts referenced for fiscal year 2007 reflect the amount of compensation earned by Mr. Lundquist from January 1 until August 16, 2007.

(4)	Amount represents salary accrued but unpaid. On August 16, 2007, all accrued amounts owing to Mr. Lundqvist by us were forgiven.
(5)	See “All Other Compensation” table below.
(6)	On January 2, 2008, Mr. Edwards was appointed our Chief Financial Officer.
(7)
Mr. Moloney is entitled to a salary of $100,000 per annum. The amount referenced reflects the amount earned by Mr. Moloney during fiscal year 2008 since his commencement of employment on January 28, 2008.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Total ($)
Torbjorn B. Lundqvist
Former Chairman and Chief	2008	—	—	—
Executive Officer	2007	—	1,840	1,840

Alexander L. Weis, Ph.D.
Chief Executive Officer, President	2008	12,000	5,496	17,496
and Secretary	2007	12,000	8,364	20,364

Corey Levenson, Ph.D.	2008	8,400	—	8,400
Chief Technical Officer	2007	8,400	178	8,578

J. Michael Edwards	2008	—	17,004	17,004
Chief Financial Officer	2007	—	—	—

Tamas Bakos, Ph.D.	2008	—	10,368	10,368
Director of Preclinical Research	2007	—	12,784	12,784

Michael F. Moloney	2008	—	17,004	17,004
Director of Program Management	2007	—	—	—

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2008.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Torbjorn Lundqvist, Former Chairman and CEO	—		—		—	—	—	—		—		—	—

Alexander L. Weis, Ph.D. Director, CEO, President and Secretary	—		—		—		—	1,500,000	(7)	3,750,000	(8)	—	—

Corey Levenson, Ph.D. Chief Technical Officer	187,500	(1)	62,500	(2)	—	0.001	01/15/2015	500,000	(7)	1,250,000	(8)	—	—

J. Michael Edwards, Chief Finanical Officer	—		120,000	(3)	—	1.75	12/30/2017	—		—		—	—

Tamas Bakos, Ph.D, Director of Preclinical Affairs	25,000	(4)	25,000	(5)	—	0.1	05/01/2015	—		—		—	—

Michael F. Moloney, Director of Program Management	—		100,000	(6)	—	1.75	01/25/2018	—		—		—	—
_____________
(1)	One-third of these options vested each on January 15, 2006, January 15, 2007 and January 15, 2008.
(2)	These options vest on January 15, 2009.
(3)	These options vest one fourth on each January 2, 2009, January 2, 2010, January 2, 2011 and January 2, 2012.
(4)	These options vested on May 1, 2008.
(5)	These options vest on May 1, 2009.
(6)	These options vest one fourth on each January 28, 2009, January 28, 2010, January 28, 2011 and January 28, 2012.
(7)	The referenced shares are a restricted stock award that vest two-thirds on January 1, 2010 and one-third on January 1, 2011.
(8)	Market value is based on the closing sales price of our common stock of $1.05 per share on December 31, 2008.

Employment Agreements

We are party to the following employment agreements with our named executive officers:

We are party to an employment agreement, dated October 1, 2004, with Alexander L. Weis, Ph.D., pursuant to which we have agreed to employ Dr. Weis as our Chief Executive Officer and Chairman of the Board for a four-year initial term, with one-year renewable terms, for base salary of $250,000 per year, subject to adjustment, plus a $1,000 per month car allowance.  Dr. Weis’ current base salary is $310,000 per annum. Dr. Weis is entitled to receive an annual cash bonus equal to 40% of his base salary, provided that we meet certain performance objectives established by the Board of Directors. Dr. Weis is also entitled to a bonus upon our satisfaction of certain specified milestones. If Dr. Weis’s employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Weis’s. If Dr. Weis’s employment is terminated without cause, he is entitled to one year’s base salary and one year’s health and life insurance that was in effect prior to his termination. No severance is payable if Dr. Weis’s employment is terminated for cause or if Dr. Weis’s resigns, retires or otherwise terminates his employment voluntarily.

Since February 2009, Dr. Weis has been serving as AdnaGen’s Chief Executive Officer. In such capacity he receives an additional salary of €10,000 ($13,500) per month plus health insurance (approximately €500 per month) and a daily per diem (€94). As a result of the extraordinary efforts being expended by Dr. Weis in taking on this additional role and to further incentivize him, on January 6, 2009, the Compensation Committee resolved to compensate Dr. Weis as follows: (i) if AdnaGen’s indebtedness is restructured into equity or long-term indebtedness, then we would pay Dr. Weis $50,000 for restructuring into equity of AdnaGen or $100,000 for restructuring not involving equity of AdnaGen in addition to the issuance of shares of capital stock of AdnaGen representing 5% of the outstanding capital stock of AdnaGen as of the restructuring, giving effect to such issuance (“Restructuring Shares”), (ii) upon AdnaGen achieving revenues of $3,000,000 in calendar year 2009 and AdnaGen achieving positive operational cash flow for the year 2009, we would pay Dr. Weis a cash payment of $225,000 and 250,000 shares of our common stock (the “Sales Milestone Shares”), (iii) upon AdnaGen consummating additional financing through entities introduced by Dr. Weis, we would pay Dr. Weis cash equal to 2% if in the form of indebtedness or 4% if in a form other than indebtedness of the gross proceeds of such additional financing plus shares of capital stock of AdnaGen having an equal value to such cash bonus based on the valuation in such financing (the “Financing Shares”), (iv) upon AdnaGen consummating strategic transactions, including mergers and acquisitions, through entities introduced by Dr. Weis, we would pay Dr. Weis cash in an amount equal to 8% of the gross consideration of such transactions if equal to or less than $300,000 or 5% if greater than $300,000 or 3% if greater than $1,000,000, and (v) the Restructuring Shares, Sales Milestone Shares and Financing Shares (collectively, the “Shares”) vest in 12 equal monthly installments provided that if the employment of Dr. Weis by us terminates without cause prior to the vesting in full of the Shares, any unvested Shares shall be forfeited and if there is a change of control event, then the Shares shall immediately vest in full.

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

We are party to an employment agreement, dated January 1, 2008, with Michael Edwards, pursuant to which we have agreed to employ Mr. Edwards as a Chief Financial Officer, for a four-year initial term, renewable for successive one-year renewal terms, with a base salary of $140,000 per year.  Mr. Edwards is entitled to receive an annual cash bonus equal to 30% of his base salary, provided that we meet certain performance objectives established by the Board of Directors.  In addition, the agreement provides for the grant of options to acquire 120,000 shares of our common stock at $1.75 per share, vesting over four years. If Mr. Edwards’ employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Mr. Edwards. If Mr. Edwards’ employment is terminated without cause, he is entitled to one year's base salary and one year's health and life insurance that was in effect prior to termination. No severance is payable if Mr. Edwards' employment is terminated for cause or if Mr. Edwards resigns, retires or otherwise terminates his employment voluntarily. In January 2009, we granted 500,000 non-qualified stock options to Mr. Edwards at an exercise price of $0.001 per share, vesting in equal monthly installments over one year from the date of grant.

We are party to an employment agreement, dated January 1, 2005, with Tamas Bakos, Ph.D., pursuant to which we have agreed to employ Dr. Bakos as a Director of Pre-Clinical Development, for a one-year initial term, renewable for successive one-year renewal terms, with a base salary of $80,000 per year, subject to adjustment. Dr. Bakos’ current base salary is $88,200. If Dr. Bakos’ employment is terminated as a result of his death or disability, he (or in the case of his death, is estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Bakos. If Dr. Bakos’ employment is terminated without cause, he is entitled to two weeks base salary.

We are party to an employment agreement, dated January 28, 2008, with Michael Moloney, pursuant to which we have agreed to employ Mr. Moloney as the Director of Program Management, with a base salary of $100,000 per year.  Mr. Moloney is entitled to receive an annual cash bonus equal to 30% of his base salary, provided that we meet certain performance objectives established by the Board of Directors.  In addition, the agreement provides for the grant of options to acquire 100,000 shares of our common stock at $1.75 per share, vesting over four years. In January 2009, we granted 500,000 non-qualified stock options to Mr. Moloney at an exercise price of $0.001 per share, vesting in equal monthly installments over one year from the date of grant.

To assist us in conserving our cash, it was determined at the end of the last fiscal year that, effective January 1, 2009, all employees of OncoVista-Sub would forego the payment of one-half of their respective salaries until such time that we raise additional capital. We have accrued these amounts, which are included in accrued liabilities on our consolidated balance sheet.

Stock Option Plans

We have adopted the following stock option plans:

2007 Stock Option Plan

In June 2007, OncoVista-Sub’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”) subject to stockholder approval. The Plan authorizes the grant of ISOs, Non-Qualified Stock Options and stock purchase rights (“Rights”) with respect to up to an aggregate of 3,000,000 shares of our Common Stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our Board of Directors and all options granted under the 2007 Plan were assumed by us. As of February 28, 2009, 2,630,000 non-qualified options under the 2007 Plan are available for future issuance.

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

The Directors Plan relates to a maximum of 500,000 shares of our Common Stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Securities Exchange Act of 1934 and as defined by any exchange or market on which the Common Stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Securities Exchange Act. As of February 28, 2009, 490,000 non-qualified options under the Directors Plan are available for future issuance.

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

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) subject to stockholder approval. As a result of the Merger, our Board of Directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us. The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our Common Stock to our employees, directors and consultants or to our affiliates. As of February 28, 2009, 100,000 non-qualified options under the 2004 Plan are available for future issuance.

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

The following table sets forth director compensation for the year ended December 31, 2008.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alexander L. Weis(1)	—	—	—	—	—	—	—
Corey Levenson(1)	—	—	—	—	—	—	—
Alexander Ruckdaeschel	10,000	—	—	—	—	—	10,000
James Wemett	10,000	—	—	—	—	—	10,000
William Brock	10,000	—	—	—	—	—	10,000
_______________

(1)	Please refer to the summary compensation table for executive compensation with respect to the named individual.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2009 by (i) by each person who is known by us to own beneficially more than 5% of our common stock, (ii) by each of the Named Executive Officers and (iv) by all our directors and executive officers as a group. On such date, we had 20,316,475 shares of our common stock outstanding (after giving effect to 20,000 shares of common stock which we are obligated to issue and including 2,000,000 shares of unvested restricted stock).

As used in the table below and elsewhere in this Annual Report on Form 10-K, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following February 28, 2009.

Except as otherwise noted, the address of the referenced individual is c/o OncoVista, Inc., 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245.

Name and Address of	Shares of Common Stock		Percentage of Class
Beneficial Owner	Beneficially Owned		Beneficially Owned

Alexander L. Weis, Ph.D.(1)(2)	5,275,000	(3)	26%

Alexander Ruckdaeschel(1)	60,000	(4)	*

James Wemett(1)	2,270,475	(5)	11.2%
Technology Innovations
15 Schoen Place
Pittsford, NY 14534

Corey Levenson, Ph.D. (1)(2)	750,000	(6)	3.7%

William J. Brock(1)	15,000	(4)	−

J. Michael Edwards(2)	155,000	(4)	*

Tamas Bakos, Ph.D.	75,000	(4)	*

Michael F. Moloney	150,000	(4)	*

Technology Innovations(7)	1,235,475		6.1%
15 Schoen Place
Pittsford, NY 14534

Biomed Solutions, LLC(7)	1,025,000		5.1%
15 Schoen Place
Pittsford, NY 14534

Jack A. Tuszynski	1,400,000		6.9%
10220 133rd Street
Edmonton, Alberta
Canada T5N 1Z7

CAMOFI Master LDC	2,387,759	(8)(10)	11.5%
CAMHZN Master LDC
c/o Centrecourt Asset Management LLC
350 Madison Avenue, 8th Floor
New York, New York 10017

Wexford Spectrum Trading Ltd.	2,442,855	(9)	11.6%
411 West Putnam Avenue
Greenwich, CT 06830

All Current Executive Officers and Directors as a group (six persons)	8,525,475	(11)	41%

(1)	Indicates director.
(2)	Indicates officer.
(3)
Includes the (i) beneficial ownership of 500,000 shares of common stock of Lipitek International, Inc., (ii) 1,500,000 shares of restricted stock vesting two-thirds on January 1, 2010 and one-third on January 2011, and (iii) 125,000 shares of common stock of the referenced person’s minor child. Excludes shares of common stock issuable upon exercise of warrants, beneficially owned by referenced person, issued in connection with a bridge note financing that closed on January 15, 2009 due to the currently indeterminable nature of the type and number of shares issuable upon exercise of the warrants.

(4)	Represents shares of common stock issuable upon the exercise of stock options within the 60 days following February 28, 2009.
(5)
Includes (i)  beneficial ownership of Technology Innovations and Biomed Solutions, LLC disclosed in the table above and (ii) 10,000 shares of common stock issuable upon the exercise of stock options within the 60 days following February 28, 2009.

(6)
Includes (i) 250,000 shares of common stock issuable upon exercise of stock options within 60 days following February 28, 2009, and (ii) 500,000 shares of restricted stock, vesting two-thirds on January 1, 2010 and one-third on January 2011.

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

(8)
Represents (i) 1,559,616 shares of common stock and 456,000 shares of common stock issuable upon the exercise of warrants within 60 days following February 28, 2009 held by CAMOFI Master LDC, (ii) and 285,286 shares of common stock and 86,857 shares of common stock issuable upon the exercise of warrants within 60 days following February 28, 2009 held by CAMHZN Master LDC. Centrecourt Asset Management LLC (“Centrecourt’) is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC. Richard Smithline is director of CAMOFI Master LDC and CAMHZN Master LDC. Centrecourt and Mr. Smithline disclaim beneficial interest in such securities.  The foregoing is based on information supplied in a Schedule 13G filed with the Commission on February 12, 2009.

(9)
Represents 1,714,284 shares of common stock and 428,571 shares of common stock issuable upon the exercise of warrants within 60 days following February 29, 2008 by Wexford Spectrum Trading Limited ("WST"). Wexford Capital LLC ("Wexford") may, by reason of its status as Investment Sub-Advisor of WST, be deemed to own beneficially the interest in the shares of common stock of which WST possesses beneficial ownership. Each of Charles E. Davidson ("Davidson") and Joseph M. Jacobs ("Jacobs") may, by reason of his status as a controlling person of Wexford Capital, be deemed to own beneficially the interests in the shares of common stock of which WST possesses beneficial ownership. Each of Davidson, Jacobs and Wexford Capital shares the power to vote and to dispose of the interests in the shares of common stock beneficially owned by WST. Each of Wexford, Davidson and Jacobs disclaims beneficial ownership of the shares of common stock owned by WST except, in the case of Davidson and Jacobs, to the extent of their interests in each member of WST.  The foregoing is based on information supplied in a Schedule 13G filed with the Commission on November 21, 2007. The referenced amount excludes shares of common stock issuable upon exercise of warrants, beneficially owned by referenced person, issued in connection with a bridge note financing that closed on January 15, 2009 due to the currently indeterminable nature of the type and number of shares issuable upon exercise of the warrants.

(10)
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

(11)	Includes 490,000 shares of common stock issuable upon exercise of stock options within 60 days following February 28, 2009.
*	Less than 1.0%.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	1,770,000	(1)	$1.93	3,220,000	(2)
_______________

(1)	Represents 800,000 shares granted from the 2004 Plan, 370,000 shares granted from the 2007 Plan, 10,000 shares granted from the Director Plan and 590,000 warrants issued to non-employees.
(2)	Represents 100,000 shares available for issuance under the 2004 Plan, 2,630,000 shares available for issuance under the 2007 Plan and 490,000 shares available for issuance under the Director Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions required to be disclosed pursuant to Item 404 of Regulation S-K in the last fiscal year.

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

2009 Bridge Notes

On January 15, 2009, we and OncoVista-Sub completed an initial closing of a bridge round of debt financing, whereby we and OncoVista-Sub issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is a member of our Board, Chief Executive Officer, President, and Secretary as well as one of our significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of our outstanding common stock and a representative of Wexford, Dr. Paul Mieyal, has been appointed to the Board of Directors, such appointment commencing March 30, 2009.

The Bridge Notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon we consummate a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

In connection with the bridge financing, we issued to holders of the Bridge Notes detachable warrants (the “Warrants”), exercisable for a period of five years from the date of grant, of up to an amount or number of the securities offered in the first Qualified Financing, at an exercise price per security equal to the product of (x) and (y), where (x) equals the offering price per security in the first Qualified Financing and where (y) equals 0.90, subject to adjustment in certain instances.  In the event that no Qualified Financing shall be consummated by us prior to the expiration of the Warrants, the Warrants shall be exercisable for up to an aggregate of 750,000 shares of common stock, par value $0.001 per share, at an exercise price of $0.50 per share, subject to adjustment in certain instances.

We entered into a Registration Rights Agreement with the holders of the Warrants covering the shares of our common stock issuable upon exercise of the Warrants. The Registration Rights Agreement requires us  to file a registration statement with the SEC within 45 days of the final closing of the first Qualified Financing (the “Filing Date”). We are required to use our best efforts to cause the registration statement to become effective as promptly as practicable after the filing thereof.  If we do not file the registration statement with the SEC on or prior to the 45th day following the Filing Date, or if the registration statement has not been declared effective within 120 days following the Filing Date, we agreed to pay to the holders liquidated damages in the amount of 0.5% of the offering price of the Bridge Notes and the Warrants purchased thereby for each 30 days thereafter until such registration statement shall be filed or effective, as applicable, with the foregoing capped at 10%.

Biomarkers Distribution Agreement

In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers LLC (“Biomarkers”) granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in North America. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Biomarkers plans on seeking the necessary approvals in these territories to permit it to sell the AdnaGen diagnostic rights. Pending FDA approval, Biomarkers is selling the AdnaGen diagnostic kits for research use only. Biomarkers plans to have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.

In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in South America and the Middle East. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Biomarker plans on seeking the necessary approvals in these territories to permit it to sell the AdnaGen diagnostic kits. Our CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers.

Lipitek Agreements

We and Lipitek International Inc. (“Lipitek International”) entered into a License Agreement, dated October 13, 2004, pursuant to which Lipitek International has granted to us an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International relating to L-Nucleosides and their conjugates.

On November 17, 2005, we, Lipitek International, and Dr. Weis entered into a Purchase Agreement, dated as of November 17, 2005, pursuant to which Lipitek has granted us an option to purchase all membership interests in Lipitek Research LLC to us for a purchase price of $5,000,000, payable in installments. As of February 28, 2009, we have paid Lipitek International a total of $500,000. On or before July 28, 2012, we are required to pay the balance of the purchase price. Prior to the full payment of the purchase price, we have the option upon 30 day’s written notice to abandon the purchase of Lipitek Research LLC upon forfeiture of the amounts already paid. In addition, Lipitek International and Dr. Weis agreed to use reasonable efforts to ensure that we have the right of first negotiation with respect to any Lipitek International intellectual property related to anti-cancer, anti-fungal, anti-parasitic and anti-malarial activities (except that derived from South American plants and vegetation) and to intellectual property arising out of any current research or research contract of Lipitek Research LLC.

Pursuant to a Lease Agreement between Lipitek International and us, we lease laboratory space for approximately $17,000 per month from Lipitek International under a five-year lease agreement expiring in December 2009.

Dr. Weis is a member of our board, Chief Executive Officer, President, and Secretary as well as one of our significant beneficial owners. Dr. Weis has agreed not to vote as a director in connection with any matter relating to Lipitek.

Employment Agreements

For a description of employment agreements, please see “Executive Compensation - Employment Agreements”.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

We incurred the following fees to our independent registered public accounting firms for services rendered during the fiscal year ended December 31, 2008 and 2007:

Summary:	2008	2007
Audit fees(1)	$81,000	$45,000
Audit related fees(2)	1,000	60,000
Tax fees(3)	8,000	−
Other fees	−	−
Total	$90,000	$105,000

(1)
Amount represents fees paid for professional services for the audit of our consolidated annual financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Amount represents fees paid for professional services for assurance and related services by our registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item 1.

(3)	Amount represents fees paid for professional services for tax compliance and tax advice.

In accordance with the Charter of the Audit Committee, the Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor in order to safeguard the independence of the auditors.  With the exception of de-minimis amounts for non-audit services, the Committee approved all auditing services provided to the Company.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 26, 2007, by and between Aviation Upgrade Technologies, Inc., OncoVista, Inc. and OncoVista Acquisition Corp.(1)
2.2	Copy of Certificate of Merger dated November 13, 2007. (2)
3.1	Certified Copy of the Articles of Incorporation of the Registrant.(2)
3.2	Bylaws.(3)
3.3	Certificate of Change of the Registrant.(4)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant.(11)
10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D.(2)
10.2	Executive Employment Agreement dated as of January 15, 2005, by and between OncoVista, Inc. and Corey Levenson, Ph.D.(2)
10.3	Employment Agreement dated as of August 22, 2005, by and between OncoVista, Inc. and Robert Patterson.(2)

10.4	Employment Agreement dated as of January 1, 2005, by and between OncoVista, Inc. and Tamas Bakos, Ph.D.(2)
10.5	Employment Agreement dated as of July 3, 2006, by and between OncoVista, Inc. and Jeanne Kay Noel.(6)
10.6	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 1, 2005.(2)
10.7	Investment and Stock Purchase Agreement dated September 7, 2005 between AdnaGen AG, BioMed Venture GmbH, individual stockholders of AdnaGen AG and OncoVista, Inc.(9)
10.8	Stock Purchase Option Agreement dated as of September 7, 2005 between AdnaGen AG, BioMed Venture GmbH, individual stockholders of AdnaGen AG and OncoVista, Inc.(9)
10.9	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005.(8)
10.10	License Agreement dated as of December 30, 2004 between AdnaGen AG and Gen-Probe Inc.(6)
10.11	Amendment to License Agreement between AdnaGen AG and Gen-Probe, Inc. effective June 30, 2006.(6)
10.12	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc.(9)
10.13	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc. (6)
10.14	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc.(6)
10.15	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmacueticals, Inc. dated December ___, 2005.(6)
10.16	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc.(6)
10.17	Patent License effective May 1, 2005 between Technology Innovations, LLC and OncoVista, Inc.(6)
10.18	License Agreement effective as of October 13, 2004 between Technology Innovations, LLC. and OncoVista, Inc.(6)
10.19	License Agreement between AdnaGen AG and Innogenetics N.V.(6)
10.20	Distribution Agreement dated January 29, 2007 between Innogenetics and AdnaGen AG.(6)
10.21	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (6)
10.22	Securities Purchase Agreement, dated as of August 16, 2007.(5)
10.23	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)

10.24	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)
10.25	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)
10.26	Form of Lock-Up Agreement.(6)
10.27	Letter Agreement dated July 11, 2007 between OncoVista, Inc. and Maxim Group, LLC.(6)
10.28	Warrant dated August 15, 2007 issued to Maxim Group, LLC.(6)
10.29	Form of Subscription Agreement.(6)
10.30	2004 Stock Option Plan.(6)
10.31	2007 Stock Option Plan.(6)
10.32	2007 Stock Option Plan for Independent and Non-Employee Directors.(6)
10.33	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)
10.34	Subscription Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)
10.35	Investors’ Rights Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc. (7)
10.36	Stockholders Agreement, dated November 27, 2007, between OncoVista, Inc., OSI Pharmaceuticals, Inc., and Alexander L. Weis.(7)
10.37	Stock Purchase Warrant dated November 27, 2007. (7)
10.38	Stock Purchase Warrant dated November 27, 2007. (7)
10.39	Share Purchase Agreement between BioMed Venture GmbH and OncoVista, Inc.(12)
10.40	Executive Employment Agreement dated as of January 1, 2008 between Aviation Upgrade Technologies, Inc. and J. Michael Edwards. (10)
10.41	Secured Promissory Note of OncoVista Innovative Therapies, Inc. and OncoVista, Inc. dated January 15, 2009*
10.42	Registration Rights Agreement dated January 15, 2009*
10.43	Form of Warrant dated January 15, 2009*
21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)*

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	We will file the referenced exhibit by amendment to the Current Report on Form 8-K on November 13, 2007 with the Commission.

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

ONCOVISTA INNOVATIVE THERAPIES, INC.

/s/ ALEXANDER L. WEIS
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors
Chief Executive Officer
(principal executive officer)

/s/ J. MICHAEL EDWARDS
J. Michael Edwards
Chief Financial Officer
(principal accounting officer)

Date: March 27, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 27, 2009.

/s/ ALEXANDER L. WEIS
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ WILLIAM J. BROCK
William J. Brock
Director

/s/ COREY LEVENSON
Corey Levenson, Ph.D.
Director

/s/ ALEXANDER RUCKDAESCHEL
Alexander Ruckdaeschel
Director

/s/ JAMES WEMETT
James Wemett
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheet of OncoVista Innovative Therapies, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoVista Innovative Therapies, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $7,482,024 and net cash used in operations of $3,861,456 for the year ended December 31, 2008, a working capital deficit of $4,684,427, an accumulated deficit of $23,574,947 and a total stockholders’ deficit of $8,345,779 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath P.C.

Denver, Colorado
March 26, 2009

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

/s/ Berman & Company, P.A.

Boca Raton, Florida
April 7, 2008

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$91,482	$4,364,141
Accounts receivable	171,775	195,224
Inventory	51,575	36,493
Prepaid and other current assets	33,851	98,368
Total current assets	348,683	4,694,226

Equipment, net	151,667	199,621
Deposits and other assets	53,783	56,102
Total assets	$554,133	$4,949,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$593,721	$245,704
Accrued expenses	1,235,204	568,754
Loans payable	1,318,980	2,136,657
Notes payable	804,850	836,450
Accrued interest payable	1,080,355	1,114,746
Total current liabilities	5,033,110	4,902,311

Long-term liabilities
Notes payable	3,524,250	3,682,250
Accrued interest payable	338,328	353,497
Other	4,224	4,224
Total long-term liabilities	3,866,802	4,039,971

Total liabilities	8,899,912	8,942,282

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 20,316,475 and 20,116,475 shares issued and outstanding at December 31, 2008 and 2007, respectively	20,316	20,116
Additional paid-in capital	16,389,878	13,604,591
Accumulated deficit	(23,574,947)	(16,092,923)
Accumulated other comprehensive loss	(1,181,026)	(1,524,117)
Total stockholders’ deficit	(8,345,779)	(3,992,333)
Total liabilities and stockholders’ deficit	$554,133	$4,949,949

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2008	2007

Revenues:
Licensing	$52,447	$1,501,676
Diagnostic kits	361,707	239,364
Research and development revenue	89,171	226,950
Total revenues	503,325	1,967,990

Operating expenses:
Research and development	3,386,163	4,501,401
General and administrative	5,128,583	2,984,801
Total operating expenses	8,514,746	7,486,202

Loss from operations	(8,011,421)	(5,518,212)

Other income (expense):
Interest income	55,109	118,139
Interest expense	(241,533)	(309,565)
Gain on debt settlement	758,801	56,428
Other	(42,980)	50,817
Total other income (expense), net	529,397	(84,181)

Net loss	$(7,482,024)	$(5,602,393)

Net loss per share - basic and diluted	$(0.41)	$(0.33)

Weighted average number of shares outstanding during the period - basic and diluted	18,235,055	17,030,788

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
For the Years Ended December 31, 2008 and 2007

			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total
Balance at January 1, 2007	16,888,475	$16,888	$5,673,499	$(10,490,530)	$(768,145)	$(5,568,288)
Net loss	−	−	−	(5,602,393)	−	(5,602,393)
Other comprehensive loss:
Foreign currency translation loss	−	−	−	−	(755,972)	(755,972)
Total comprehensive loss						$(6,358,365)
Purchase of additional equity interest in subsidiary	−	−	(599,241)	−	−	(599,241)
Issuance of stock, net of direct offering costs of $570,500	−	−	6,224,484	−	−	6,224,484
Cash paid for acquisition of shell	−	−	(150,000)	−	−	(150,000)
Deemed issuance to shareholders of legal acquiror and recapitalization	728,000	728	(728)	−	−	−
Issuance of unvested restricted common stock - related parties	2,000,000	2,000	(2,000)	−	−	−
Issuances of common stock and warrants for licensing rights and intellectual property	500,000	500	1,865,150	−	−	1,865,650
Employee stock-based compensation	−	−	368,701	−	−	368,701
Non-employee stock-based consulting	−	−	224,726	−	−	224,726
Balance at December 31, 2007	20,116,475	20,116	13,604,591	(16,092,923)	(1,524,117)	(3,992,333)
Net loss	−	−	−	(7,482,024)	−	(7,482,024)
Other comprehensive loss:
Foreign currency translation gain	−	−	−	−	343,091	343,091
Total comprehensive loss						$(7,138,933)
Purchase of additional equity interest in subsidiary	−	−	(70,374)	−	−	(70,374)
Issuance of restricted common stock for consulting	100,000	100	109,900	−	−	110,000
Issuance of warrants for consulting	−	−	1,012,292	−	−	1,012,292
Exercise of common stock options	100,000	100	9,900	−	−	10,000
Employee stock-based compensation	−	−	1,557,743	−	−	1,557,743
Non-employee stock-based consulting	−	−	165,826	−	−	165,826
Balance at December 31, 2008	20,316,475	$20,316	$16,389,878	$(23,574,947)	$(1,181,026)	$(8,345,779)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(7,482,024)	$(5,602,393)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	75,829	71,635
Gain on debt settlement	(758,801)	(56,428)
Employee stock-based compensation	1,557,743	368,701
Non-employee stock-based consulting	165,826	224,726
Common stock issued for consulting	110,000	−
Warrants issued for consulting	1,012,292	−
Common stock and warrants issued for licensing rights of intellectual property	−	1,865,650
Changes in operating assets and liabilities:
Accounts receivable	16,106	(133,091)
Inventory	(17,377)	1,416
Prepaid and other assets	63,449	(45,060)
Accounts payable	358,982	166,012
Accrued expenses	852,382	60,224
Accrued interest payable	184,137	199,035
Net cash used in operating activities	(3,861,456)	(2,879,573)

Cash flows from investing activities
Purchase of equipment	(33,180)	(15,970)
Cash paid to acquire equity interest in subsidiary	(70,374)	(599,241)
Cash paid for acquisition of shell	–	(150,000)
Net cash used in investing activities	(103,554)	(765,211)

Cash flows from financing activities
Proceeds from exercise of stock options	10,000	–
Repayments of loans and notes payable	(202,550)	(224,135)
Proceeds from sale of common stock	–	6,794,984
Cash paid for direct offering costs	–	(570,500)
Net cash provided by (used in) financing activities	(192,550)	6,000,349

Net (decrease) increase in cash and cash equivalents	(4,157,560)	2,355,565
Effect of exchange rates on cash	(115,099)	53,931
Cash and cash equivalents at beginning of year	4,364,141	1,954,645
Cash and cash equivalents at end of year	$91,482	$4,364,141

Supplemental disclosures of cash flow information:
Cash paid for interest	$103,329	$110,530

See accompanying notes to consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or the “Company”) is a biopharmaceutical company involved in the commercialization of diagnostic tests for metastatic tumors, as well as the development of targeted anticancer therapies by utilizing tumor-associated biomarkers. The Company has developed diagnostic kits for breast, colon, ovarian and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer.  The Company has also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.

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

In October 2007, OncoVista entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AVUG. In November 2007, AVUG, then a shell corporation, merged its subsidiary, OncoVista Acquisition Corp., with OncoVista, and OncoVista became the surviving corporation as a wholly-owned subsidiary of AVUG. OncoVista was incorporated on September 22, 2004 in the State of Delaware and its corporate offices are located in San Antonio, Texas.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen AG (“AdnaGen”), a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen, for consideration of $599,241. In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for consideration of $70,374 from now former AdnaGen shareholders.  As a result of these purchases, OncoVista now owns approximately 95% of AdnaGen.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT, OncoVista and AdnaGen AG (collectively, the “Company”).  All intercompany balances have been eliminated in consolidation.

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

Significant estimates during 2008 and 2007 include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity that are excluded from net earnings, primarily foreign currency translation adjustments.

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by approximately $0 and $3.6 million at December 31, 2008 and 2007, respectively. The Company has not incurred any losses related this credit risk in its history.

Accounts Receivable

There has been no identifiable bad debt expense during the years ended December 31, 2008 and 2007, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

Inventory

Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.  Inventories consist of finished goods in the form of select and detect breast cancer and colon cancer kits.  During the years ended December 31, 2008 and 2007, respectively, there were no write-downs to net realizable value due to obsolescence.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which range from three to fourteen years.

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2008 and 2007.

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses.  The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings materialize, the Company will be credited to the extent of such losses previously absorbed.  For financial reporting purposes, minority interest will not be presented until the minority’s share of profit exceeds its previously recorded deficit.

Income Taxes

The Company applies SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by SAB No. 104, “Revenue Recognition” (SAB No. 104). The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured.  The Company currently has two primary sources of revenue: Licensing and Diagnostic Kits.

Licensing – The Company has entered into various license agreements with third parties that generate nonrefundable upfront and milestone license payments.  Upfront license payments are reported as deferred revenue until they are recognizable as revenue, generally on a straight line basis over the term of the respective license period, beginning only after both the license period has begun and the technology has been delivered. At December 31, 2008 and 2007, there was no deferred revenue recognized from upfront license payments.  Milestone payments from license agreements are recognized as revenue upon achievement of the milestone provided the payment is nonrefundable.

Diagnostic Kits – The Company recognizes revenues from the sale of diagnostic test kits to third parties upon shipment. The Company’s customers have no right of return for products sold.

Research and Development – The Company recognizes the revenue from contracts to perform research and development services over the term of the applicable contract and as we complete our obligations under that contract.

Research and Development Expenses

The Company’s research and development expense consists of costs associated with discovery research and product development.  Discovery research is comprised of employee costs, laboratory materials and supplies, and research-related overhead allocations.  Included in product development are clinical trial costs, including expenses associated with contract research organizations, contract manufacturing, employee costs, pharmacology studies, and costs to obtain, maintain and defend patents. These costs are expensed as incurred.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-03”). EITF No. 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be capitalized and deferred. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when an entity does not expect the goods to be delivered or services to be performed. EITF No. 07-03 is effective for fiscal periods beginning after December 15, 2007. The adoption of EITF No. 07-03 did not have a material impact on the Company’s consolidated results of operations or financial position.

Customer Concentration

For the year ended December 31, 2008, four customers represented approximately 75% of the Company’s revenue, accounting for approximately 31%, 18%, 16% and 10%, for the period.  For the year ended December 31, 2007, one customer represented approximately 82% of the Company’s revenue for the period.

Two customers accounted for approximately 74% of accounts receivable, accounting for 50% and 24% of the balance at December 31, 2008, and one customer accounted for approximately 70% of accounts receivable at December 31, 2007.

Regulatory Matters

Regulations imposed by federal, state and local authorities in the United States, as well as authorities in other countries, are a significant factor in the conduct of research, development, manufacturing and eventual marketing of the Company’s products.  In the United States, drugs, biological products, and medical devices are regulated by the United States Food, Drug and Cosmetic Act, which is administered by the U.S. Food and Drug Administration.  In Europe, sales of diagnostic products are regulated by Directorate General III of the European Commission, which allows the Company’s subsidiary to market its products as clinical diagnostics under the CE label in the European Community.

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

At December 31, 2008 and 2007, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2008	2007
Stock options outstanding under our various stock option plans	1,180,000	1,090,000
Warrants	2,931,712	2,391,712
Total	4,111,712	3,481,712

For purposes of the computation of net income per share, unvested restricted shares (Note 10) are considered contingently returnable shares under SFAS No. 128. These shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are to be included in diluted weighted average number of shares as of the beginning of the period in which the conditions are satisfied.

Share-Based Compensation

All share-based payments to employees since inception have been recorded and expensed in the statements of operations as applicable under SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R).  SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Additionally, during 2007, common stock and warrants were issued in connection with the acquisition of licensing rights to intellectual property and treated as direct offering costs. There was no effect on stockholders’ equity for these transactions.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are measured using the local currency (Euros “€”) as the functional currency.  Assets and liabilities of the subsidiary have been translated at current exchange rates as of December 31, 2008 and 2007, and related revenue and expenses have been translated at average exchange rates for the years ended December 31, 2008 and 2007.  All equity transactions have been translated at their historical rates when the transaction occurred.  Those translation adjustments are included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit.  Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, loans payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted by FASB’s Statement of Position (“FSP”) FAS No. 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2—observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3—assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (Level 1), as of December 31, 2008.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS No. 157. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) becomes effective for the Company on January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements unless in the future, the Company enters into a business acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not believe that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements.” EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF No. 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF No. 07-1 is effective for the Company on January 1, 2009, and is to be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company does not expect EITF No. 07-1 to have a material impact on the Company’s consolidated financial statements.

Note 3.	GOING CONCERN AND MANAGEMENT PLANS

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $7.5 million and net cash used in operations of approximately $3.9 million for the year ended December 31, 2008, a working capital deficit of approximately $4.6 million, an accumulated deficit of approximately $23.6 million and a total stockholders’ deficit of approximately $8.3 million at December 31, 2008.

The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  The Company is also in default on certain loans, notes, and related accrued interest aggregating $127,638 at December 31, 2008 (See Note 6). These factors raise significant doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  In January 2009, the Company secured $750,000 in bridge financing and has engaged several investment banks to assist in raising additional capital to support ongoing development activities (See Note 13). There can be no assurance that additional financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4.	EQUIPMENT

Equipment balances at December 31, 2008 and 2007 are summarized below:

	2008	2007

Equipment	$520,584	$522,254
Computer and office equipment	103,890	100,395
Furniture and fixtures	5,554	5,554
	630,028	628,203
Less: accumulated depreciation	(478,361)	(428,582)
Equipment, net	$151,667	$199,621

Note 5.	ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 are summarized below:

	2008	2007

Legal and professional	$693,397	$199,428
Clinical and other studies	268,465	90,685
Compensation	129,549	118,671
Other	143,793	159,970
Total accrued expenses	$1,235,204	$568,754

Note 6.	DEBT

The Company had the following outstanding loans and notes payable at December 31, 2008 and 2007:

	2008	2007

Unsecured loans payable to third parties with interest at 10% and due on demand	$1,318,980	$2,136,657
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008	704,850	736,450
Unsecured note payable to a third party with interest at 5%, maturing in December 2010	2,114,550	2,209,350
Unsecured note payable to a third party with interest at 9%, maturing in December 2010	1,409,700	1,472,900

Total loans and notes payable	5,648,080	6,655,357
Less: current portion	(2,123,830)	(2,973,107)
Total long-term debt	$3,524,250	$3,682,250

Loans and notes payable in the principal amount of $5,548,080 have a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity, except with respect to debt in the principal amount of $704,850, for which only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $4,229,100 have the right to receive a share of AdnaGen profits under certain circumstances.

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

The aggregate maturities of loans and notes payable at December 31, 2008 are as follows:

2009	$2,123,830
2010	3,524,250

$5,648,080

Convertible Notes Payable

The Company had $100,000 of convertible notes payable outstanding at December 31, 2008.   The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share.  The market price at the date of each advance was either equal to or less than the conversion price; accordingly, there was no beneficial conversion feature.

Note 7.	COLLABORATION, LICENSE AND OTHER AGREEMENTS

OSI Pharmaceuticals

In November 2007, OncoVista entered into a license agreement with OSI Pharmaceuticals, Inc. (“OSI”) for a Phase II clinical drug candidate, OSI-7904L (the “License Agreement”).  OSI granted the Company an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses, with respect to OSI’s rights to OSI-7904L.

Pursuant to the License Agreement, OncoVista paid OSI an upfront license fee of $500,000 and is required to make payments based upon the achievement of specified milestones or product sales. In addition, if the drug candidate is commercially sold, then OncoVista would be required to pay royalties based on net sales of the drug. OncoVista would also be required to pay royalty and milestone payments to OSI for certain third parties.  As additional consideration, OncoVista issued 500,000 shares of common stock and two warrants to OSI having a fair value of $1,743,580 (See Note 10).

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2005, the Company entered into a five-year non-cancelable lease with an affiliate of Dr. Alexander Weis, the Company’s CEO, Chairman of the Board and President for office and laboratory space (See Note 9).  AdnaGen maintains an annual operating lease for its office and laboratory space which expires on December 31, 2009, as well as operating leases for office equipment and vehicles.  Future minimum lease payments at December 31, 2008 are $387,549.

Total rent expense amounted to approximately $405,000 and $435,000 for the years ended December 31, 2008 and 2007, respectively.

Employment Contracts

The Company has employment contracts with certain executive officers. The contracts have commitment periods of four years, renewable for additional one year periods.  Compensation under the contracts range from $140,000 to $322,000, as well as bonuses equivalent to 30% to 40% of base salary.  Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2008 and 2007.  In the event of termination without cause, the contract provides for a severance of salary and benefits continuation for twelve months.

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

On July 8, 2008, AdnaGen commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover alleging that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that AdnaGen entered into with them. AdnaGen claimed that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity.  AdnaGen terminated the exclusivity and sought damages of approximately $550,000 (€369,000).  Following a bench trial, on March 3, 2009, the District Court ruled in favor of Innogenetics ordering AdnaGen to pay the court costs which have been previously paid and to pay Innogenetics’ attorney’s fees amounting to approximately $8,500.

Note 9.	RELATED PARTY TRANSACTIONS

OncoVista’s CEO, Chairman of the Board, President and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC.  The Company leases its laboratory space from Lipitek, Inc. under a five-year lease agreement (See Note 8).  Rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and the Company’s CEO, Chairman of the Board, and President, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (“Lipitek Research”) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  In addition, all intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place.  During 2008 and 2007, the Company paid $100,000 and $200,000, respectively, toward the agreement which is included as a component of research and development expenses, the Company has $100,000 included in accounts payable in the consolidated balance sheet for the year ended December 31, 2008. In 2008 and 2007, the Company recognized revenues of $0 and $40,000, respectively from its share of Lipitek revenues.

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers LLC (“Biomarkers”) granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in North America. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Pending FDA approval, Biomarkers is selling the AdnaGen diagnostic kits for research only. Biomarkers plans to have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.  In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to distribute the AdnaGen diagnostic kits in South America and the Middle East. The term of this agreement continues through December 31, 2010 and is automatically renewable for additional twelve month periods. Biomarkers plans on seeking the necessary approvals in these territories to permit it to sell the AdnaGen diagnostic kits. In 2008, the Company recorded revenue of approximately €35,000 ($52,000) from the sale of diagnostic kits to Biomarkers.

For the potential acquisition of Lipitek, the Company determined that, under SEC Regulation S-X, Rule 11-01(d) (“11-01”), and EITF No. 98-3 (“98-3”), “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, Lipitek was classified as a development stage company and thus was not considered a business. As a result, SFAS No. 141 purchase accounting rules did not apply.  The Company also cannot determine with any certainty at this time, if it will exercise the option to purchase Lipitek in the future.

Note 10.	STOCKHOLDERS’ DEFICIT

Common Stock Transactions of Accounting Acquired Prior to Reverse Acquisition

In August 2007, OncoVista completed a private placement (the “2007 Private Placement”) whereby it sold to accredited investors 970,712 units at $7.00 per unit, each unit consisting of four shares of OncoVista common stock and a warrant to acquire one share of OncoVista common stock. The net proceeds of the private placement after payment of placement agent fees and other expenses were approximately $6.2 million.  In connection with the private placement, the Company issued warrants to the third parties to acquire 886,000 shares of common stock. The warrants are exercisable through August 15, 2012 at exercise prices of $0.001 and $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations and mergers. As these warrants were granted as compensation in connection with the private placement, the Company has treated these warrants as a direct offering cost. The result of the transaction has no net effect on equity. These warrants are fully vested and non-forfeitable.

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2008, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,180,000
Warrants outstanding	2,931,712
Stock options available for grant	3,220,000

7,331,712

In June 2008, the Company granted 100,000 shares of its common stock to a consultant for services valued at $110,000 based upon the quoted closing trading price on the date of issuance.

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers for $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vest, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011. As of December 31, 2008, there was approximately $2.3 million of total unrecognized compensation cost related to unvested restricted stock.  For the years ended December 31, 2008 and 2007, compensation expense of approximately $1.2 million and $0, respectively, was recognized for vested restricted stock grants.

Stock Option Plans

In May 2007, the Company’s Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”).  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards to employees, directors and consultants who provide services to OncoVista.  The Company has reserved 3,000,000 shares of common stock for issuance under the 2007 Plan.

In May 2007, the Board of Directors authorized the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”).  Options granted under the Directors Plan shall be nonstatutory options and may be granted to nonemployee directors at an exercise price equal to the fair market value at the date of grant. The maximum term of options granted under the Directors Plan is ten years. The term of the Directors Plan is ten years. The Company has reserved 500,000 shares of common stock for issuance under the Director Plan.

The Company granted options to its officers and employees under its 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan is authorized to grant options for up to 1,000,000 shares of common stock to employees, directors, and consultants who provide service to the Company.  Options granted have a vesting schedule with a term ranging from grant date to four years and become fully exercisable based on specific terms imposed at the date of grant.  All awards pursuant to the 2004 Plan shall terminate upon the termination of the grantees employment for any reason.

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2008 and 2007 included the following: one-half vesting on the first anniversary and one-half on the second anniversary and annually over four years.  The Company granted 240,000 and 140,000 options for future services having fair values of $463,220 and $244,692 in 2008 and 2007, respectively.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2008 and 2007, with respect to awards under the all option plans is as follows:

	2008	2007
Research and development	$119,122	$124,975
General and administrative	271,953	243,726
Total employee stock-based compensation	$391,075	$368,701

The Company recognized $165,826 and $224,726 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Risk-free interest rate	2.54-3.09%	3.23-4.21%
Expected dividend yield	0%	0%
Expected volatility	80.5%	200%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,090,000	$0.91	950,000	$0.78
Granted	240,000	1.81	140,000	1.75
Exercised	(100,000)	0.10	–	–
Forfeited	(50,000)	0.10	–	–
Outstanding at December 31	1,180,000	$1.19	1,090,000	$0.91
Exercisable at December 31	647,500	$0.83	540,000	$0.61

As of December 31, 2008, the total intrinsic value of options outstanding was $545,680 and exercisable was $453,693.  At December 31, 2008, the weighted average remaining contractual term for options vested and exercisable was 6.6 years.  The following table summarizes outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable	Weighted Average Exercise Price
$0.001	250,000	6.04	$0.001	187,500	$0.001
0.10	270,000	6.30	0.10	245,000	0.10
1.75	300,000	7.39	1.75	35,000	1.75
2.50	360,000	8.90	2.50	180,000	2.50
	1,180,000	7.31	$1.19	647,500	$0.83

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2008:

	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	550,000	$2.31	647,500	$2.50
Granted	240,000	1.93	140,000	1.75
Vested	(207,500)	2.37	(237,500)	2.50
Cancelled or forfeited	(50,000)	2.50	–	–
Outstanding at December 31	532,500	$2.09	550,000	$2.31

The total intrinsic value of stock option exercises during the years ended December 31, 2008 and 2007 was $178,000 and $0, respectively.

Stock and Warrants Issued for Licensing Rights of Intellectual Property

During 2007, the Company issued 500,000 shares of common stock and 200,000 stock warrants having a fair value of approximately $1.7 million to acquire the licensing rights for intellectual property held by OSI (See Note 7).  The fair value of the common stock was approximately $1.2 million based upon the quoted closing trading price on the issuance date.  The Company recorded fair value for the warrants of approximately $0.5 million based upon the use of a Black-Scholes option-pricing model.

Warrants

In February 2008, the Company issued warrants to a consultant for services to acquire 540,000 shares of common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year.

In 2007, the Company issued two warrants in connection with a license agreement with OSI (See Note 7).  The first warrant is exercisable into the number of shares of the Company’s common stock equal to $5.0 million divided by the average closing price of the Company’s common stock on a national securities exchange registered with the SEC for the 20 consecutive trading days immediately following the listing of OncoVista’s common stock on such exchange; provided that the warrant shall be exercisable for 19.99% of the Company’s outstanding shares of common stock if the exercise of the warrant results in a number of shares exceeding 20% of outstanding shares of common stock.  As the Company’s stock is currently traded on the Over-the-Counter Bulletin Board, this warrant has not been granted. The second warrant is exercisable, through September 2013, for 200,000 shares of common stock at an exercise price of $2.50 per share. The warrants provide for an exercise on a “cashless” or “net issuance” basis and are subject to adjustment for events such as stock splits, stock dividends, distributions, reorganizations, consolidations and mergers affecting the Company’s common stock.

In 2007, the Company also issued 50,000 warrants to a third party at an exercise price of $2.50 per share in return for professional and consulting services, exercisable through November 2012. The Company valued these warrants based on the Black-Scholes option pricing model and recorded $122,070 as a non-cash charge.

The following is a summary of the Company’s warrant activity:

	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	2,391,712	$2.23	285,000	$2.50
Granted	540,000	3.50	2,106,712	2.19
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding at December 31	2,931,712	$2.47	2,391,712	$2.23
Exercisable at December 31	2,886,712	$2.45	2,391,712	$2.23

The following table summarizes outstanding and exercisable warrants at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable	Weighted Average Exercise Price
$0.001	257,143	3.50	$0.001	257,143	$0.001
2.50	2,314,569	3.57	2.50	2,299,569	2.50
3.50	180,000	4.08	3.50	165,000	3.50
4.50	180,000	4.08	4.50	165,000	4.50
	2,931,712	3.63	$2.47	2,886,712	$2.45

The Black-Scholes assumptions used for warrants for the years ended December 31, 2008 and 2007 are as follows:
	2008	2007
Risk-free interest rate	2.13%	3.5%
Expected dividend yield	0%	0%
Expected volatility	80.5%	200%
Expected life of option	5 years	5 years
Expected forfeitures	0%	0%

Note 11.	INCOME TAXES

The Company files separate tax returns for its parent and AdnaGen AG, its 95% owned German subsidiary.  The parent company does not benefit from any losses or incur any tax liabilities with respect to its ownership of AdnaGen AG.  Accordingly, the Company has not incurred any U.S. Federal or State tax expense since its inception.

Significant deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008		2007
Deferred tax assets:
Net operating loss carryforwards, United States		$4,912,000		$3,238,000
Impairment loss		607,000		607,000
Share-based compensation and consulting		985,000		459,000
Other		27,000		25,000
Total deferred tax assets		6,531,000		4,329,000
Less: valuation allowance		(6,531,000)		(4,329,000)
Net deferred tax assets	$	−	$	−

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008 and 2007.

At December 31, 2008, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $14.4 million available to offset future taxable income which will expire at various dates through 2028.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.  AdnaGen tax attributes from its separately filed tax return in Germany is subject to the rules and regulations of that country.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2008	2007
Expected tax expense (benefit)	(34.0)%	(34.0)%

Permanent differences:
Impairment charge in excess of tax basis	–	–
Translation loss and other items	0.4	0.1
Rate differential and impact of foreign subsidiary	4.2	(0.8)
Change in valuation allowance	29.4	34.7
Consolidated effective tax rate	–%	–%

The Company files income tax returns in the U.S. federal and Texas jurisdictions, and is no longer subject to tax examinations for years prior to 2004.

Note 12.	SEGMENT INFORMATION

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

A summary of the Company’s operations for the years end December 31, 2008 and 2007 is provided below:

	2008
	OncoVista	AdnaGen	Total
Revenues	$–	$503,325	$503,325
Operating expenses	6,593,916	1,920,830	8,514,746
Income (loss) from operations	(6,593,916)	(1,417,505)	(8,011,421)
Other income (expense), net	9,760	519,637	529,397
Net income (loss)	$(6,584,156)	$(897,868)	$(7,482,024)

Total assets	$85,824	$468,309	$554,133

	2007
	OncoVista	AdnaGen	Total
Revenues	$80,000	$1,887,990	$1,967,990
Operating expenses	5,945,696	1,540,506	7,486,202
Income (loss) from operations	(5,865,696)	347,484	(5,518,212)
Other income (expense), net	134,196	(218,377)	(84,181)
Net income (loss)	$(5,731,500)	$129,107	$(5,602,393)

Total assets	$3,807,730	$1,142,219	$4,949,949

Note 13.	SUBSEQUENT EVENTS

Option Grants to Employees

In January 2009, the Company granted stock options to certain employees, one of whom is an executive officer of the Company, to purchase an aggregate of 1,000,000 shares of the Corporation’s common stock at an exercise price of $0.001 per share, vesting in equal monthly installments over one year from the date of grant.

2009 Bridge Notes

On January 15, 2009, the Company and OncoVista completed an initial closing of a bridge round of debt financing, whereby the Company and OncoVista-Sub issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is a member of the Company’s Board, Chief Executive Officer, President, and Secretary, as well as one of the Company’s significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock and a representative of Wexford, Dr. Paul Mieyal, has been appointed to the Board of Directors, such appointment commencing March 30, 2009.

The Bridge Notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon we consummate a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

In connection with the bridge financing, the Company issued to holders of the Bridge Notes detachable warrants (the “Warrants”), exercisable for a period of five years from the date of grant, of up to an amount or number of the securities offered in the first Qualified Financing, at an exercise price per security equal to the product of (x) and (y), where (x) equals the offering price per security in the first Qualified Financing and where (y) equals 0.90, subject to adjustment in certain instances.  In the event that no Qualified Financing shall be consummated by us prior to the expiration of the Warrants, the Warrants shall be exercisable for up to an aggregate of 750,000 shares of common stock, par value $0.001 per share, at an exercise price of $0.50 per share, subject to adjustment in certain instances.

The Company entered into a Registration Rights Agreement with the holders of the Warrants covering the shares of the Company’s common stock issuable upon exercise of the Warrants. The Registration Rights Agreement requires us  to file a registration statement with the SEC within 45 days of the final closing of the first Qualified Financing (the “Filing Date”). The Company is required to use our best efforts to cause the registration statement to become effective as promptly as practicable after the filing thereof.  If the Company does not file the registration statement with the SEC on or prior to the 45th day following the Filing Date, or if the registration statement has not been declared effective within 120 days following the Filing Date, the Company agreed to pay to the holders liquidated damages in the amount of 0.5% of the offering price of the Bridge Notes and the Warrants purchased thereby for each 30 days thereafter until such registration statement shall be filed or effective, as applicable, with the foregoing capped at 10%.

The Company accounts for registration rights agreements in accordance with the FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5 “Accounting for Contingencies.” As a result, management believes that a liability is not probable and therefore, has not accrued any estimated penalties.

Dr. Weis Appointment as CEO of AdnaGen

Since February 2009, Dr. Weis has been serving as AdnaGen’s Chief Executive Officer. In such capacity he receives an additional salary of €10,000 ($13,500) per month plus health insurance (approximately €500 per month) and a daily per diem (€94). As a result of the extraordinary efforts being expended by Dr. Weis in taking on this additional role and to further incentivize him, on January 6, 2009, the Compensation Committee resolved to compensate Dr. Weis as follows: (i) if AdnaGen’s indebtedness is restructured into equity or long-term indebtedness, then the Company would pay Dr. Weis $50,000 for restructuring into equity of AdnaGen or $100,000 for restructuring not involving equity of AdnaGen in addition to the issuance of shares of capital stock of AdnaGen representing 5% of the outstanding capital stock of AdnaGen as of the restructuring, giving effect to such issuance (“Restructuring Shares”), (ii) upon AdnaGen achieving revenues of $3,000,000 in calendar year 2009 and AdnaGen achieving positive operational cash flow for the year 2009, the Company would pay Dr. Weis a cash payment of $225,000 and 250,000 shares of the Company’s common stock (the “Sales Milestone Shares”), (iii) upon AdnaGen consummating additional financing through entities introduced by Dr. Weis, we would pay Dr. Weis cash equal to 2% if in the form of indebtedness or 4% if in a form other than indebtedness of the gross proceeds of such additional financing plus shares of capital stock of AdnaGen having an equal value to such cash bonus based on the valuation in such financing (the “Financing Shares”), (iv) upon AdnaGen consummating strategic transactions, including mergers and acquisitions, through entities introduced by Dr. Weis, the Company would pay Dr. Weis cash in an amount equal to 8% of the gross consideration of such transactions if equal to or less than $300,000 or 5% if greater than $300,000 or 3% if greater than $1,000,000, and (v) the Restructuring Shares, Sales Milestone Shares and Financing Shares (collectively, the “Shares”) vest in 12 equal monthly installments provided that if the employment of Dr. Weis by the Company terminates without cause prior to the vesting in full of the Shares, any unvested Shares shall be forfeited and if there is a change of control event, then the Shares shall immediately vest in full.