Form 10-Q
period 2009-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2009-05-20
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,316,475 shares of common stock with a par value of $.001 outstanding as of May 15, 2009 (after giving effect to 20,000 shares of common stock which the Company is obligated to issue).

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,423	$91,482
Accounts receivable	132,042	171,775
Inventory	43,454	51,575
Prepaid and other current assets	31,107	33,851

Total current assets	522,026	348,683

Equipment, net	127,601	151,667
Deposits and other assets	50,520	53,783

Total assets	$700,147	$554,133

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$705,934	$593,721
Accrued expenses	1,508,436	1,235,204
Derivative liability	190,125	–
Loans payable	1,235,801	1,318,980
Notes payable	1,144,294	804,850
Accrued interest payable	1,062,041	1,080,355

Total current liabilities	5,846,631	5,033,110

Long-term liabilities
Notes payable	3,302,000	3,524,250
Accrued interest payable	316,992	338,328
Other	4,224	4,224

Total long-term liabilities	3,623,216	3,866,802

Total liabilities	9,469,847	8,899,912

Commitments and contingencies

Deficit:
OncoVista Innovative Therapies stockholders’ deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 20,316,475 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	20,316	20,316
Additional paid-in capital	17,048,046	16,389,878
Accumulated deficit	(25,082,484)	(23,527,399)
Accumulated other comprehensive loss	(710,716)	(1,228,574)

Total OncoVista Innovative Therapies stockholders’ deficit	(8,724,838)	(8,345,779)

Noncontrolling interest	(44,862)	–

Total deficit	(8,769,700)	(8,345,779)

Total liabilities and deficit	$700,147	$554,133

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Licensing	$9,276	$10,848
Diagnostic kits	158,405	68,536
Research and development revenue	10,132	−

Total revenues	177,813	79,384

Operating expenses:
Research and development	673,246	1,046,278
General and administrative	1,141,419	1,280,023

Total operating expenses	1,814,665	2,326,301

Loss from operations	(1,636,852)	(2,246,917)

Other income (expense):
Interest income	243	34,100
Interest expense	(161,611)	(64,895)
Gain on derivative liability	272,325	–
Other	(44,762)	10,308

Total other income (expense), net	66,195	(20,487)

Net loss	(1,570,657)	(2,267,404)

Net loss attributable to noncontrolling interest	15,572	−

Net loss attributable to OncoVista Innovative Therapies	(1,555,085)	(2,267,404)

Net loss per share - basic and diluted	$(0.08)	$(0.13)

Weighted average number of shares outstanding during the period - basic and diluted	18,316,475	18,134,607

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(1,570,657)	$(2,267,404)

Other comprehensive loss:

Foreign currency translation adjustment	488,568	(561,045)

Comprehensive loss	$(1,082,089)	$(2,828,449)

Comprehensive income attributable to noncontrolling interest	44,862	−

Comprehensive loss attributable to OncoVista Innovative Therapies	$(1,037,227)	$(2,828,449)

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,570,657)	$(2,267,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	17,194	20,185
Amortization of debt discount	96,344	−
Employee stock-based compensation	530,927	391,964
Non-employee stock-based consulting	35,214	60,184
Warrants issued for consulting	92,028	184,053
Gain on derivative liability	(272,325)	−
Changes in operating assets and liabilities:
Accounts receivable	29,152	70,136
Prepaid and other assets	6,109	(247,021)
Accounts payable	127,042	(197,505)
Accrued expenses	278,069	344,429
Accrued interest payable	39,679	57,093
Net cash used in operating activities	(591,224)	(1,583,886)

Cash flows from investing activities
Purchase of equipment	(636)	(10,885)
Net cash used in investing activities	(636)	(10,885)

Cash flows from financing activities
Proceeds from exercise of stock options	−	5,000
Proceeds from notes payable	750,000	−
Net cash provided by financing activities	750,000	5,000

Net increase (decrease) in cash and cash equivalents	158,140	(1,589,771)

Effect of exchange rate changes on cash	65,801	208,119

Cash and cash equivalents at beginning of period	91,482	4,364,141

Cash and cash equivalents at end of period	$315,423	$2,982,489

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,897	$7,802

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or the “Company”) is a biopharmaceutical company involved in the commercialization of diagnostic tests for metastatic tumors, as well as the development of targeted anticancer therapies by utilizing tumor-associated biomarkers. The Company has developed diagnostic kits for breast, colon, ovarian and prostate cancers, and currently markets diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer.  The Company has also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.

OncoVista, Inc. (“OncoVista”), a wholly owned subsidiary of OVIT, owns approximately 95% of AdnaGen AG (“AdnaGen”), a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009.

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

Accounts and Other Receivables

There has been no identifiable bad debt expense during the three months ended March 31, 2009 and 2008, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Comprehensive Loss

The Company applies SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss for the three months ended March 31, 2009 and 2008 consisted of net loss and other comprehensive income or loss, which includes certain changes in equity excluded from net earnings, primarily foreign currency translation adjustment.

Customer Concentration

For the three months ended March 31, 2009 and 2008, the Company derived a substantial portion of its revenues from three customers accounting for 60% of the Company’s revenue (28%, 22% and 10%), and one customer for 65%, respectively.  Two customers accounted for approximately 61% and 15% of the accounts receivable balance at March 31, 2009, and two customers accounted for approximately 65% and 31% of the balance at December 31, 2008.

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

At March 31, 2009 and 2008, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2009	2008

Stock options outstanding under various stock option plans	2,190,000	1,230,000
Warrants	3,681,712	2,931,712
Total	5,871,712	4,161,712

 Reclassifications

Certain amounts have been reclassified to conform to the 2009 presentation. The results of these reclassifications did not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 to have a material impact on the Company’s consolidated financial statements.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” EITF 07-5, which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation the instrument’s contingent exercise and settlement provisions.  See Note 6 for the impact of the adoption of EITF 07-5 on the Company’s results of operations, cash flows and financial position.

On January 1, 2009, the Company adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, the Company has changed the reporting of noncontrolling interest on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, and comprehensive loss for all periods presented. There were no changes in the Company’s ownership interests in previously existing subsidiary or deconsolidation of the subsidiary during the three months ended March 31, 2009.

Note 3.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.6 million and net cash used in operations was approximately $0.6 million for the three months ended March 31, 2009, a working capital deficit of approximately $5.3 million, an accumulated deficit of approximately $24.8 million and a total stockholders’ deficit of approximately $8.8 million at March 31, 2009.

The ability of the Company to continue as a going concern is dependent on management’s ability to first and foremost resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, further implement its strategic plans and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  The Company is also in default on certain loans, notes, and related accrued interest aggregating $129,611 at March 31, 2009 (See Note 7). The Company believes its current available cash along with anticipated revenues will be sufficient to meet its cash needs for at least the next one to two months.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, on a timely basis or if at all.

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

Note 4.	EQUIPMENT

Equipment balances at March 31, 2009 and December 31, 2008 are summarized below:

	2009	2008

Equipment	$489,655	$520,584
Computer and office equipment	98,244	103,890
Furniture and fixtures	5,554	5,554
	593,453	630,028
Less: accumulated depreciation	(465,852)	(478,361)
Equipment, net	$127,601	$151,667

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5.	ACCRUED EXPENSES

Accrued expenses at March  31, 2009 and December 31, 2008 are summarized below:

	2009	2008

Legal and professional	$760,203	$693,397
Clinical and other studies	308,704	268,465
Compensation	287,507	129,549
Other	152,022	143,793
Total accrued expenses	$1,508,436	$1,235,204

Note 6.	DERIVATIVE LIABILITY

EITF No. 07-5 addresses paragraph 11(a) of SFAS No. 133 which specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock, and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company adopted EITF 07-5 effective January 1, 2009. The Company determined that the warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (See Note 7).

The Company recorded a derivative liability in the amount of $462,450 on the closing date of the bridge round of debt financing. The liability was then adjusted to fair value as of March 31, 2009, resulting in a decrease in the liability and other income of $272,325 for the three months ended March 31, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2009	Inception
Expected term	.75 years	1 year
Volatility	86.5%	86.5%
Risk-free interest rate	0.43%	0.43%
Dividend yield	0%	0%

Fair value measurements

Assets and liabilities measured at fair value as of March 31, 2009, are as follows:

	Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$190,125	$–	$190,125	$–

The fair value framework requires a categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of March 31, 2009 and December 31, 2008.

Note 7.	DEBT

The Company had the following outstanding loans and notes payable at March 31, 2009 and December 31, 2008:

	2009	2008

Unsecured loans payable to third parties with interest at 10% and due on demand (See Note 13)	$1,235,801	$1,318,980
Unsecured notes payable to third parties with interest at 10%, maturing in January 2010	383,894	–
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008	660,400	704,850
Unsecured note payable to a third party with interest at 5%, maturing in December 2010 (See Note 13)	1,981,200	2,114,550
Unsecured note payable to a third party with interest at 9%, maturing in December 2010 (See Note 13)	1,320,800	1,409,700

Total loans and notes payable	5,682,095	5,648,080
Less: current portion	(2,380,095)	(2,123,830)
Total long-term debt	$3,302,000	$3,524,250

Loans and notes payable in the principal amount of $5,198,201 have a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity, except with respect to debt in the principal amount of $660,400, for which only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency under applicable German law. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $3,962,400 have the right to receive a share of AdnaGen profits under certain circumstances.

In January 2009, the Company completed an initial closing of a bridge round of debt financing, whereby the Company issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash. The Bridge Notes were issued to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is a member of the Company’s Board, Chief Executive Officer, President, and Secretary, as well as one of the Company’s significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock and a representative of Wexford, Dr. Paul Mieyal, has been appointed to the Board of Directors.  In connection with the bridge financing, the Company issued warrants (See Note 10).  The Company ascribed a fair value of $462,450 to the warrants, which is recorded as a discount to notes payable in the consolidated balance sheet (See Note 6).  As of March 31, 2009, the debt discount was $366,106.

The Bridge Notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon the Company consummates a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate maturities of loans and notes payable at March 31, 2009 are as follows:

2009 (remaining nine months)	$2,380,095
2010	3,302,000

$5,682,095

Convertible Notes Payable

The Company had $100,000 of convertible notes payable outstanding at March 31, 2009.   The debt holders, at their option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share.  The market price at the date of each advance was either equal to or less than the conversion price; accordingly, the Company did not record a beneficial conversion feature.

Note 8.	COMMITMENTS AND CONTINGENCIES

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

Note 9.	RELATED PARTY TRANSACTIONS

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is a beneficial owner of Lipitek International, Inc. (“Lipitek”) and Lipitek Research, LLC (“Lipitek Research”).  The Company leases its laboratory space from Lipitek under a five-year lease agreement.  Management believes the rent is based on reasonable and customary rates as if the space were rented to a third party.

In November 2005, the Company entered into a purchase agreement with Lipitek and the Company’s CEO, Chairman of the Board, and President, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  In addition, all intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.

In addition, the Company will receive 80% of the research and development revenue earned by Lipitek Research while the agreement is in place.  During the three months ended March 31, 2009 and 2008, the Company paid $0 and $50,000, respectively, toward the agreement which is included as a component of research and development expenses, and $150,000 is included in accounts payable in the consolidated balance sheet as of March 31, 2009. During the three months ended March 31, 2009 and 2008, the Company recognized no revenue from its share of Lipitek Research revenues.  The Company cannot determine with any certainly at this time if it will exercise the option to purchase Lipitek in the future.

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a Clinical Laboratory Improvement Amendments (“CLIA”) laboratory based in New York in order to support on-going and planned clinical trials.  In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continue through December 2010, unless terminated by either party under the terms of the agreement. During the three months ended March 31, 2009 and 2008, the Company recorded no revenue from the sale of diagnostic kits to Biomarkers.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10.	STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2009, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	2,190,000
Warrants outstanding	3,681,712
Stock options available for grant	2,210,000

8,081,712

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011.  As of March 31, 2009, there was approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock.  For the three months ended March 31, 2009 and 2008, the Company recognized compensation expense of $291,667 for vested restricted stock grants.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years.  The Company granted stock options to acquire 1,010,000 and 240,000 shares of common stock for future services having a fair value of $1,054,560 and $463,220 during the three months ended March 31, 2009 and 2008, respectively.

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2009 and 2008, with respect to awards under the Company’s stock plans are as follows:

	2009	2008
Research and development	$116,380	$32,309
General and administrative	122,880	359,655
Total employee stock-based compensation	$239,260	$391,964

The Company recognized $35,214 and $60,184 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations in each of the three months ended March 31, 2009 and 2008, respectively.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the three months ended March 31, 2009 are as follows:

Risk-free interest rate	0.45-1.46%
Expected dividend yield	0%
Expected volatility	86.5%
Expected life of option	10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,180,000	$1.19
Granted	1,010,000	$1.81
Exercised	–	–
Forfeited	–	–
Outstanding at March 31, 2009	2,190,000	$0.65	7.07 years	$986,480
Options Exercisable at March 31, 2009	941,700	$0.70	7.01 years	$429,443

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2009:
	Shares	Weighted Average Fair Value
Nonvested at January 1, 2009	532,500	$2.31
Granted	1,010,000	1.04
Vested	(294,200)	1.55
Cancelled or forfeited	–	–
Outstanding at March 31, 2009	1,248,300	1.46

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was approximately $0 and $145,000, respectively, determined as of the date of exercise.

Warrants

In January 2009, in connection with the Bridge Note financing (See Note 7), the Company issued to holders of the Bridge Notes detachable warrants (the “Warrants”), exercisable for a period of five years from the date of grant, of up to an amount or number of the securities offered in the first Qualified Financing, at an exercise price per security equal to the product of (x) and (y), where (x) equals the offering price per security in the first Qualified Financing and where (y) equals 0.90, subject to adjustment in certain instances.  In the event that no Qualified Financing shall be consummated by us prior to the expiration of the Warrants, the Warrants shall be exercisable for up to an aggregate of 750,000 shares of common stock, par value $0.001 per share, at an exercise price of $0.50 per share, subject to adjustment in certain instances.

In February 2008, the Company issued to a consultant warrants to acquire 540,000 shares of its common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s warrant activity:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,931,712	$2.47
Granted	750,000	0.50
Exercised	−	−
Forfeited	−	−
Outstanding at March 31, 2009	3,681,712	2.06
Exercisable at March 31, 2009	3,681,712	2.06

Note 11.	INCOME TAXES

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). There are no unrecognized tax benefits and, accordingly, there has been no effect on the Company's financial condition or results of operations as of and for the three month periods ended March 31, 2009 and 2008.

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

A summary of the Company’s operations for the three months end March 31, 2009 and 2008 is provided below:

	2009
	OncoVista		AdnaGen	Total

Revenues	$	−	$177,813	$177,813
Operating expenses		1,356,906	457,759	1,814,665
Loss from operations		(1,356,906)	(279,946)	(1,636,852)
Other expense		110,359	(44,164)	66,195
Net loss		$(1,246,547)	$(324,110)	$(1,570,657)

Total assets		$250,947	$449,200	$700,147

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	2008
	OncoVista		AdnaGen	Total

Revenues	$	−	$79,384	$79,384
Operating expenses		1,818,473	507,828	2,326,301
Loss from operations		(1,818,473)	(428,444)	(2,246,917)
Other expense		30,027	(50,514)	(20,487)
Net loss		$(1,788,446)	$(478,958)	$(2,267,404)

Total assets		$2,963,336	$815,201	$3,778,537

Note 13.	SUBSEQUENT EVENTS

In April 2009, the Company completed a contingent debt restructuring with three of its major creditors exchanging approximately $5.6 million (€4.2 million) of debt and related accrued interest for an equity share of approximately 18% of AdnaGen.  In addition, as part of the restructuring, OncoVista agreed to forgive approximately $760,000 in receivables, advances, loans and related interest due from AdnaGen.  The debt restructuring is contingent on the Company raising a minimum of $2.7 million (€2.0 million) no later than July 30, 2009.  Upon the completion of restructuring, the Company will own approximately 77% of AdnaGen.

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

As used in this Quarterly Report, the terms “we”, “us”, “our”, and “OncoVista” mean OncoVista Innovative Therapies, Inc. and our subsidiaries, OncoVista, Inc. (“OncoVista”) and AdnaGen A.G., unless otherwise indicated.

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer. Subject to availability of sufficient working capital and AdnaGen generating positive cash flow to support their operations within the next twelve months, we believe we are positioned to leverage our ownership in our diagnostics company, AdnaGen, to realize revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

In addition, our proprietary diagnostic technology facilitates stratification of clinical trial patients, as well as quantifies and predicts the response of patients to treatment. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and/or reduced toxicity.

Development Program

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

Our next most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the "original" ADA-sensitive compound in the second quarter of 2008. The trial is on-going at two US centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  As of March 31, 2009, we had enrolled five patients in this clinical trial.

We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the IND for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND for review during the third quarter of 2009.

We are also marketing kits in Europe for the detection of CTCs in breast, colon and prostate cancer patients. The kits are manufactured by AdnaGen and marketed through non-exclusive distribution agreements in Europe. We have also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.  We have developed the protocol for a pivotal trial in metastatic breast cancer to obtain approval to market the kit in the United States. We plan to continue to grow the market for AdnaGen diagnostic kits in the U.S. and Europe to provide revenue and cash flow to help support our drug development efforts.

We will continue to use our proprietary diagnostic technology to progress our anti-cancer drug portfolio providing better clinical outcomes by identifying and treating only those patients who express certain biomarkers.  Additionally, we anticipate establishing partnerships with other drug companies to expedite their drug development efforts utilizing our biomarker analysis technology.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue. Revenues were approximately $178,000 for the three months ended March 31, 2009, an increase of 124% as compared to approximately $79,000 for the three months ended March 31, 2008.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2009	2008
Licensing	$9,276	$10,848
Diagnostic kits	158,405	68,536
Research and development, grant and other revenues	10,132	−
Total revenues	$177,813	$79,384

The increase in revenue in the three months ended March 31, 2009 is primarily attributable to an increase in sales from diagnostic kits.  AdnaGen AG has executed several non-exclusive distribution agreements to sell kits in the European territory.

Research and development.  Research and development expenses decreased by approximately $373,000, or 36%, to approximately $0.7 million for the three months ended March 31, 2009, as compared to approximately $1.0 million for the three months ended March 31, 2008.  The decrease in 2009 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $139,000 to approximately $1.1 million for the three months ended March 31, 2009 or 11% compared to approximately $1.3 million for the three months ended March 31, 2008.  In 2009, the decrease was due primarily to reduced costs for legal and professional services, partially offset by an increase in stock compensation expense attributable to options granted during the period.

Other Income (Expense). Other income (expense) increased approximately $87,000, or 423% to income of approximately $66,000 for the three months ended March 31, 2009 from approximately $(20,000) for the three months ended March 31, 2008.  In 2009, the increase was due primarily to the recognition of a gain recorded for the adjustment to the derivative liability related to the bridge round of debt financing that we completed in January 2009, as well as increases in foreign currency transaction losses.  These increases were partially offset by a decrease in interest income as a result of lower average cash and cash equivalent balances.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $0.7 million or 31% to approximately $1.6 million for the three months ended March 31, 2009 from a net loss of approximately $2.3 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors. OncoVista has also loaned or advanced to AdnaGen approximately $950,000 (€652,000) during the past fifteen months to support their operations.  We believe the ability to execute our strategy relies largely on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they attain revenue levels adequate to support their continued operations and, based on current projections, we expect that they will require at least $400,000 to $675,000 (€300,000 to €500,000) over the course of the next three to six months. Based on our current projections, we believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next one to two months.

Our ability to continue as a going concern is dependent on management’s ability to first and foremost resolve our liquidity problems, principally by obtaining additional debt and/or equity financing, further implement our strategic plan and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  These factors raise significant doubt about our ability to continue as a going concern.

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

In April 2009, we completed a contingent debt restructuring with three of our major creditors exchanging approximately $5.6 million (€4.2 million) of debt and related accrued interest for an equity share of approximately 18% of AdnaGen.  In addition, as part of the restructuring, OncoVista agreed to forgive approximately $760,000 in receivables, advances, loans and related interest due from AdnaGen.  The debt restructuring is contingent on our raising a minimum of $2.7 million (€2.0 million) no later than July 30, 2009.  Upon the completion of restructuring, we will own approximately 77% of AdnaGen.

At March 31, 2009, we had cash and cash equivalents of $315,000 compared to $91,000 at December 31, 2008. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on current projections, we believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next one to two months.

            Operating Activities.  For the three months ended March 31, 2009, net cash used in operating activities was approximately $0.6 million compared to approximately $1.6 million for the three months ended March 31, 2008. Cash used in operating activities decreased $1.0 million, or 63%, primarily due to a decrease in our net loss of approximately $0.5 million for the three months ended March 31, 2009 to $1.7 million as compared to approximately $2.3 million for the three months ended March 31, 2008.  The decrease in our net loss was partially offset by an increase in the adjustment for stock compensation of approximately $0.1 million, as well as a change of approximately $0.5 million in operating assets and liabilities.

Investing Activities. For the three months ended March 31, 2009, net cash used in investing activities was approximately $600 as compared to $11,000 for the three months March 31, 2008. Cash used in investing activities decreased $10,249, or 94%, primarily as a result of approximately $11,000 paid in 2008 for the purchase of equipment.

Financing Activities.  Cash provided by financing activities was $750,000 for the three months ended March 31, 2009 as compared to cash provided by financing activities of approximately $5,000 for the three months ended March 31, 2008.  The increase was primarily due to proceeds from the completion of a bridge loan in January 2009, compared to the $5,000 received from exercise of stock options in 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. We do not expect the adoption of FSP 107-1 will have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” EITF 07-5, which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation the instrument’s contingent exercise and settlement provisions.  See Note 6 in the footnotes to our consolidated financial statements for the impact of the adoption of EITF 07-5 on our results of our operations, cash flows or financial position.

On January 1, 2009, we adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, we have changed the reporting of noncontrolling interests on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiary or deconsolidation of the subsidiary during the three months ended March 31, 2009.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting them to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed in Item 9A(T) of our Form 10-K for the year ended December 31, 2008. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings nor are we aware of any threatened litigation.

On December 17, 2007, an action was filed against us in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase our common stock. We filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  We have answered the complaint and asserted a counterclaim seeking compensation for the expenses that we incurred during the time that we worked with Bridge Ventures, Inc. The case is now in the discovery phase.  Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claims made in this lawsuit are without merit and we intend to vigorously defend against them.

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

On January 6, 2009, we granted options to an employee to purchase 500,000 shares of our common stock at an exercise price of $0.001, vesting in equal monthly installments over one year from the date of grant.

On January 6, 2009, we granted options to our Chief Financial Officer to purchase 500,000 shares of our common stock at an exercise price of $0.001, vesting in equal monthly installments over one year from the date of grant.

On March 30, 2009, we granted options to a member of our Board of Directors to purchase 10,000 shares of our common stock at an exercise price of $0.65, vesting in equal monthly installments over four years on the first, second, third and fourth anniversaries of the date of grant.

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

Date: May 20, 2009