Form 10-Q
period 2009-06-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2009-09-21
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,316,475 shares of common stock with a par value of $.001 outstanding as of September 18, 2009.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,789	$91,482
Accounts receivable	65,375	171,775
Inventory	46,218	51,575
Prepaid and other current assets	30,263	33,851
Total current assets	245,645	348,683

Equipment, net	116,702	151,667
Deposits and other assets	43,489	53,783
Total assets	$405,836	$554,133

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$1,032,919	$593,721
Accrued expenses	1,738,887	1,235,204
Derivative liability	19,500	—
Loans payable	1,314,396	1,318,980
Notes payable	1,301,906	804,850
Accrued interest payable	1,173,354	1,080,355
Total current liabilities	6,580,962	5,033,110

Long-term liabilities
Notes payable	3,512,000	3,524,250
Accrued interest payable	337,152	338,328
Other	—	4,224
Total long-term liabilities	3,849,152	3,866,802

Total liabilities	10,430,114	8,899,912

Commitments and contingencies

Deficit:
OncoVista Innovative Therapies stockholders’ deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 20,316,475 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20,316	20,316
Additional paid-in capital	17,684,888	16,389,878
Accumulated deficit	(26,532,212)	(23,574,947)
Accumulated other comprehensive loss	(1,180,298)	(1,181,026)
Total OncoVista Innovative Therapies stockholders’ deficit	(10,007,306)	(8,345,779)

Noncontrolling interest	(16.972)	—
Total deficit	(10,024,278)	(8,345,779)
Total liabilities and deficit	$405,836	$554,133

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Licensing	$8,506	$14,169	$17,782	$25,017
Diagnostic kits	271,140	65,697	429,546	134,233
Research and development revenue	211	—	10,342	—
Total revenues	279,857	79,866	457,670	159,250

Operating expenses:
Research and development	677,130	945,093	1,350,376	1,991,371
General and administrative	1,088,340	1,567,438	2,229,759	2,847,461
Total operating expenses	1,765,470	2,512,531	3,580,135	4,838,832

Loss from operations	(1,485,613)	(2,432,665)	(3,122,465)	(4,679,582)

Other income (expense):
Interest income	17,458	13,309	17,700	47,409
Interest expense	(177,956)	(38,171)	(339,567)	(103,066)
Gain on debt settlement	—	758,801	—	758,801
Gain on derivative liability	170,625	—	442,950	—
Other	65,117	16,473	20,355	26,781
Total other income (expense), net	75,244	750,412	141,438	729,925

Net loss	(1,410,369)	(1,682,253)	(2,981,027)	(3,949,657)

Net loss attributable to noncontrolling interest	8,189	—	23,761	—

Net loss attributable to OncoVista Innovative Therapies	$(1,402,180)	$(1,682,253)	$(2,957,266)	$(3,949,657)

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.22)

Weighted average number of shares outstanding during the period - basic and diluted	18,316,475	18,196,255	18,316,475	18,165,707

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(1,410,369)	$(1,682,253)	$(2,981,027)	$(3,949,657)

Other comprehensive loss:

Foreign currency translation adjustment	(481,050)	33,636	7,518	(527,409)

Comprehensive loss	(1,891,419)	(1,648,617)	(2,973,509)	(4,477,066)

Comprehensive loss attributable to noncontrolling interest	30,691	—	16,972	—

Comprehensive loss attributable to OncoVista Innovative Therapies	$(1,860,728)	$(1,648,617)	$(2,956,537)	$(4,477,066)

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,981,027)	$(3,949,657)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	33,726	40,623
Amortization of debt discount	211,956	—
Gain on debt settlement	—	(758,801)
Employee stock-based compensation	1,132,556	811,801
Non-employee stock-based consulting	70,426	205,398
Non-employee stock-based consulting (warrants)	92,028	552,159
Gain on derivative liability	(442,950)	—
Changes in operating assets and liabilities:
Accounts receivable	100,975	75,159
Prepaid and other assets	17,772	26,395
Accounts payable	435,273	129,443
Accrued expenses	518,061	692,503
Accrued interest payable	54,890	92,389
Net cash used in operating activities	(756,314)	(2,082,588)

Cash flows from investing activities
Purchase of equipment	(650)	(17,683)
Cash paid to acquire equity interest in subsidiary	—	(70,374)
Net cash used in investing activities	(650)	(88,057)

Cash flows from financing activities
Proceeds from exercise of stock options	—	8,000
Proceeds from notes payable	750,000	—
Repayments of loans and notes payable	—	(200,519)
Net cash provided (used in) by financing activities	750,000	(192,519)

Net decrease in cash and cash equivalents	(6,964)	(2,363,164)

Effect of exchange rate changes on cash	19,271	(50,717)

Cash and cash equivalents at beginning of period	91,482	4,364,141

Cash and cash equivalents at end of period	$103,789	$1,950,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,270	$18,488

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

OncoVista, Inc. (“OncoVista”), a wholly-owned subsidiary of OVIT, owns approximately 95% of AdnaGen AG (“AdnaGen”), a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.

In August 2009, with the exception of the CEO, the Company terminated the employment for all employees of OncoVista, Inc. The Company is currently attempting to raise additional capital to provide working capital. The Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended June 30, 2009 are not necessarily indicative of results for the full fiscal year.

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

Significant estimates include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, estimates relating to the fair value of derivative liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts and notes payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value due to the relatively short period to maturity for these instruments.

Accounts and Other Receivables

There has been no identifiable bad debt expense during the six months ended June 30, 2009 and 2008, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

Customer Concentration

For the three months ended June 30, 2009 and 2008, the Company derived a substantial portion of its revenues from three customers accounting for 63% of the Company’s revenue (30%, 20% and 13%), and three customers for 106% of the Company’s revenue (50%, 39% and 17%), respectively. For the six months ended June 30, 2009 and 2008, the Company derived a substantial portion of its revenues from four customers accounting for 68% of the Company’s revenue (21%, 19%, 15% and 13%), and three customers for 94% of the Company’s revenue (53%, 25% and 16%), respectively.

Two customers accounted for approximately 78% and 14% of the accounts receivable balance at June 30, 2009, and two customers accounted for approximately 65% and 31% of the balance at December 31, 2008.

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

At June 30, 2009 and 2008, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2009	2008

Stock options outstanding under various stock option plans	2,190,000	1,200,000
Warrants	3,681,712	2,931,712
Total	5,871,712	4,131,712

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162”, or SFAS No. 168, establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative.  SFAS No. 168 is effective for interim and annual periods beginning after September 15, 2009 and the Company will adopt SFAS No. 168 beginning in the third quarter of 2009.  The Company does not expect the adoption to have a material impact on its consolidated results of operation and financial condition.

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

On January 1, 2009, the Company adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, the Company has changed the reporting of noncontrolling interest on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, and comprehensive loss for all periods presented. There were no changes in the Company’s ownership interests in previously existing subsidiary or deconsolidation of the subsidiary during the six months ended June 30, 2009.

Note 3.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $3.0 million and net cash used in operations was approximately $756,000 for the six months ended June 30, 2009, a working capital deficit of approximately $6.3 million, an accumulated deficit of approximately $26.5 million and a total stockholders’ deficit of approximately $10.0 million at June 30, 2009.

The ability of the Company to continue as a going concern is dependent on management’s ability to first and foremost resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, further implement its strategic plan, and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  The Company is also in default on certain loans, notes, and related accrued interest aggregating $131,605 at June 30, 2009 (See Note 7). The Company believes its current available cash along with anticipated revenues are insufficient to meet its cash needs in the foreseeable future. As such, the Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations. There can be no assurance that additional financing will be available in amounts or terms acceptable to the Company, on a timely basis or if at all.

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.	EQUIPMENT

Equipment balances at June 30, 2009 and December 31, 2008 are summarized below:

	2009	2008

Equipment	$518,879	$520,584
Computer and office equipment	107,639	103,890
Furniture and fixtures	5,554	5,554
	632,072	630,028
Less: accumulated depreciation	(515,370)	(478,361)
Equipment, net	$116,702	$151,667

Note 5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2009 and December 31, 2008 are summarized below:

	2009	2008

Legal and professional	$855,212	$693,397
Clinical and other studies	279,197	268,465
Compensation	434,091	129,549
Other	170,387	143,793
Total accrued expenses	$1,738,887	$1,235,204

Note 6.	DERIVATIVE LIABILITY

EITF No. 07-5 addresses paragraph 11(a) of SFAS No. 133 which specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock, and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company adopted EITF 07-5 effective January 1, 2009. The Company determined that the warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (See Note 7).

The Company recorded a derivative liability in the amount of $462,450 on the closing date of the bridge round of debt financing. The liability was then adjusted to fair value as of June 30, 2009, resulting in a decrease in the liability and an increase in other income of $442,950 for the six months ended June 30, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2009	Inception
Expected term	0.5 years	1 year
Volatility	86.5%	86.5%
Risk-free interest rate	0.43%	0.43%
Dividend yield	0%	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements

Assets and liabilities measured at fair value as of June 30, 2009, are as follows:

	Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$19,500	$—	$19,500	$—

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
There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of June 30, 2009 and December 31, 2008.

Note 7.	DEBT

The Company had the following outstanding loans and notes payable at June 30, 2009 and December 31, 2008:

	2009	2008

Unsecured loans payable to third parties with interest at 10% and due on demand	$1,314,396	$1,318,980
Unsecured notes payable to third parties with interest at 10%, maturing in January 2010	499,506	—
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008	702,400	704,850
Unsecured note payable to a third party with interest at 5%, maturing in December 2010	2,107,200	2,114,550
Unsecured note payable to a third party with interest at 9%, maturing in December 2010	1,404,800	1,409,700

Total loans and notes payable	6,128,302	5,648,080
Less: current portion	(2,616,302)	(2,123,830)
Total long-term debt	$3,512,000	$3,524,250

Loans and notes payable in the principal amount of $5,528,796 have a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity, except with respect to debt in the principal amount of $702,400, for which only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency under applicable German law. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $4,214,400 have the right to receive a share of AdnaGen profits under certain circumstances.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2009, the Company completed an initial closing of a bridge round of debt financing, whereby the Company issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash. The Bridge Notes were issued to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is a member of the Company’s Board, Chief Executive Officer, President, and Secretary, as well as one of the Company’s significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock and a representative of Wexford, Dr. Paul Mieyal, has been appointed to the Board of Directors.  In connection with the bridge financing, the Company issued warrants (See Note 10).  The Company ascribed a fair value of $462,450 to the warrants, which is recorded as a discount to notes payable in the consolidated balance sheet (See Note 6).  As of June 30, 2009, the debt discount was $250,494.

The Bridge Notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon the Company consummates a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors which if completed would result in exchanging approximately $6.0 million (€4.3 million) of debt and related accrued interest  as of June 30, 2009, for an equity share of approximately 18% of AdnaGen.  In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $804,000 in receivables, advances, loans and related interest due as of June 30, 2009 from AdnaGen if completed.  The debt restructuring is contingent on the Company raising a minimum of $2.8 million (€2.0 million) no later than July 30, 2009.  In July 2009, the Company received a verbal extension until December 2009 to raise the additional capital required under the debt restructuring agreement.  The documents approving the extension are pending final approval and signature.  Upon the completion of restructuring, the Company will own approximately 77% of AdnaGen.

The aggregate maturities of loans and notes payable at June 30, 2009 are as follows:

2009 (remaining six months)	$2,616,302
2010	3,512,000
$6,128,302

Convertible Notes Payable

The Company had $100,000 of convertible notes payable outstanding at June 30, 2009.   The debt holders, at their option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share.  The market price at the date of each advance was either equal to or less than the conversion price; accordingly, the Company did not record a beneficial conversion feature.

Note 8.	COMMITMENTS AND CONTINGENCIES

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties have reached an agreement in principle to settle the action, and are in the final phases of documenting the settlement.

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

In addition, the Company will receive 80% of the research and development revenue earned by Lipitek Research while the agreement is in place.  During the six months ended June 30, 2009 and 2008, the Company paid $0 and $50,000, respectively, toward the agreement which is included as a component of research and development expenses, and $200,000 is included in accounts payable in the consolidated balance sheet as of June 30, 2009. During the six months ended June 30, 2009 and 2008, the Company recognized no revenue from its share of Lipitek Research revenues.  The Company cannot determine with any certainly at this time if it will exercise the option to purchase Lipitek in the future.

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a Clinical Laboratory Improvement Amendments (“CLIA”) laboratory based in New York in order to support on-going and planned clinical trials.  In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continue through December 2010, unless terminated by either party under the terms of the agreement. During the three months ended June 30, 2009, the Company recorded $56,000 (€42,000) in revenue from the sale of diagnostic kits to Biomarkers. During the six months ended June 30, 2009, the Company recorded $68,000 (€51,000) in revenue from the sale of diagnostic kits to Biomarkers.

Note 10.	STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At June 30, 2009, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	2,190,000
Warrants outstanding	3,681,712
Stock options available for grant	2,210,000
8,081,712

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vest, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011.  As of June 30, 2009, there was approximately $1.8 million of total unrecognized compensation cost related to unvested restricted stock.  For the six months ended June 30, 2009 and 2008, the Company recognized compensation expense of $583,333 for vested restricted stock grants.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years.  The Company granted stock options to acquire 1,010,000 and 240,000 shares of common stock for future services having a fair value of $1,054,560 and $463,220 during the six months ended June 30, 2009 and 2008, respectively.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$149,608	$28,938	$265,988	$61,247
General and administrative	160,354	99,233	283,235	167,221
Total employee stock-based compensation	$309,962	$128,171	$549,223	$228,468

The Company recognized $70,426 and $95,398 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations in each of the six months ended June 30, 2009 and 2008, respectively.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the six months ended June 30, 2009 are as follows:

Risk-free interest rate	0.45-1.46%
Expected dividend yield	0%
Expected volatility	86.5%
Expected life of option	10 years

The following is a summary of the Company’s stock option activity:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,180,000	$1.19
Granted	1,010,000	$0.01
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	2,190,000	$0.65	8.07 years	$454,480
Options Exercisable at June 30, 2009	1,266,600	$0.62	7.36 years	$280,043

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2009:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2009	532,500	$2.10
Granted	1,010,000	1.04
Vested	(619,100)	1.46
Cancelled or forfeited	—	—
Outstanding at June 30, 2009	923,400	1.37

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was approximately $0 and $172,000, respectively, determined as of the date of exercise.

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

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,931,712	$2.47
Granted	750,000	0.50
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	3,681,712	2.06
Exercisable at June 30, 2009	3,681,712	2.06

Note 11.	INCOME TAXES

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). There are no unrecognized tax benefits and, accordingly, there has been no effect on the Company's financial condition or results of operations as of and for the six month periods ended June 30, 2009 and 2008.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax examinations and state tax examinations for years after 2004.  Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

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

A summary of the Company’s operations for the three and six months end June 30, 2009 and 2008 is provided below:

	Three Months Ended June 30, 2009
	OncoVista	AdnaGen	Total

Revenues	$—	$279,857	$279,857
Operating expenses	1,341,512	423,958	1,765,470
Loss from operations	(1,341,512)	(144,101)	(1,485,613)
Other income (expense)	123,575	(48,331)	75,244
Net loss	$(1,217,937)	$(192,432)	$(1,410,369)

	Three Months Ended June 30, 2008
	OncoVista	AdnaGen	Total

Revenues	$—	$79,866	$79,866
Operating expenses	1,912,237	600,294	2,512,531
Loss from operations	(1,912,237)	(520,428)	(2,432,665)
Other income (expense)	16,332	734,080	750,412
Net loss	$(1,895,905)	$213,652	$(1,682,253)

	Six Months Ended June 30, 2009
	OncoVista	AdnaGen	Total

Revenues	$—	$457,670	$457,670
Operating expenses	2,698,418	881,717	3,580,135
Loss from operations	(2,698,418)	(424,047)	(3,122,465)
Other income (expense)	233,933	(92,495)	141,438
Net loss	$(2,464,485)	$(516,542)	$(2,981,027)

Total assets	$59,747	$346,089	$405,836

	Six Months Ended June 30, 2008
	OncoVista	AdnaGen	Total

Revenues	$—	$159,250	$159,250
Operating expenses	3,730,710	1,108,122	4,838,832
Loss from operations	(3,730,710)	(948,872)	(4,679,582)
Other income (expense)	46,359	683,566	729,925
Net loss	$(3,684,351)	$(265,306)	$(3,949,657)

Total assets	$1,936,247	$392,216	$2,328,463

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13.	SUBSEQUENT EVENTS

The Company has evaluated events through September 21, 2009 for consideration as a subsequent event to be included in its June 30, 2009 financial statements issued September 21, 2009.

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

In August 2009, with the exception of the CEO, the Company terminated the employment for all employees of OncoVista, Inc. The Company is currently attempting to raise additional capital to provide working capital. The Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations.

Development Programs

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

Our next most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the "original" ADA-sensitive compound in the second quarter of 2008. The trial is on-going at two US centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  As of June 30, 2009, we had enrolled five patients in this clinical trial. In August 2009, the Company placed the clinical trial on administrative hold until such time that additional capital can be raised.

We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the IND for submission to the FDA, which is a key step to conducting human clinical trials. Submission of the IND for review has been delayed until such time that the Company can raise additional capital.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue. Revenues were approximately $280,000 for the three months ended June 30, 2009, an increase of $200,000, or 250%, compared to approximately $80,000 for the three months ended June 30, 2008.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2009	2008
Licensing	$8,506	$14,169
Diagnostic kits	271,140	65,697
Research and development, grant and other revenues	211	—
Total revenues	$279,857	$79,866

The increase in revenue in the three months ended June 30, 2009 is primarily attributable to an increase in sales from diagnostic kits.  AdnaGen AG has executed several non-exclusive distribution agreements to sell kits in the European territory. Additionally, during the three months ended June 30, 2009, we recorded $56,000 (€42,000) in revenue from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $268,000, or 28%, to approximately $677,000 for the three months ended June 30, 2009, as compared to approximately $945,000 for the three months ended June 30, 2008.  The decrease in 2009 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $480,000, or 28%, to approximately $1.1 million for the three months ended June 30, 2009 compared to approximately $1.6 million for the three months ended June 30, 2008.  In 2009, the decrease was due primarily to reduced costs for legal and professional services, partially offset by an increase in stock compensation expense attributable to options granted during the period.

Other Income (Expense). Other income (expense) decreased approximately $675,000, or 90%, to income of approximately $75,000 for the three months ended June 30, 2009 from income of approximately $750,000 for the three months ended June 30, 2008.  In 2009, the decrease was due primarily to the recognition of a gain recorded in prior year related to the extinguishment of debt, partially offset by an the adjustment in the current year for the derivative liability related to the bridge round of debt financing that we completed in January 2009.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $280,000, or 17%, to approximately $1.4 million for the three months ended June 30, 2009 from a net loss of approximately $1.7 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Revenue. Revenues were approximately $458,000 for the six months ended June 30, 2009, an increase of $299,000, or 188% as compared to approximately $159,000 for the six months ended June 30, 2008.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2009	2008
Licensing	$17,782	$25,017
Diagnostic kits	429,546	134,233
Research and development, grant and other revenues	10,342	—
Total revenues	$457,670	$159,250

The increase in revenue in the six months ended June 30, 2009 is primarily attributable to an increase in sales from diagnostic kits.  AdnaGen AG has executed several non-exclusive distribution agreements to sell kits in the European territory. Additionally, during the six months ended June 30, 2009, we recorded $68,000 (€51,000) in revenue from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $640,000, or 32%, to approximately $1.4 million for the six months ended June 30, 2009, as compared to approximately $2.0 million for the six months ended June 30, 2008.  The decrease in 2009 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $618,000, or 22%, to approximately $2.2 million for the six months ended June 30, 2009, compared to approximately $2.8 million for the six months ended June 30, 2008.  In 2009, the decrease was due primarily to reduced costs for legal and professional services, partially offset by an increase in stock compensation expense attributable to options granted during the period.

Other Income (Expense). Other income (expense) decreased approximately $589,000, or 81%, to income of approximately $141,000 for the six months ended June 30, 2009 from income of approximately $730,000 for the six months ended June 30, 2008.  In 2009, the decrease was due primarily to the recognition of a gain recorded in prior year related to the extinguishment of debt, partially offset by an the adjustment in the current year for the derivative liability related to the bridge round of debt financing that we completed in January 2009.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $993,000, or 25%, to approximately $3.0 million for the six months ended June 30, 2009 from a net loss of approximately $4.0 million for the six months ended June 30, 2008.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our interim consolidated financial statements for the six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a net loss of approximately $3.0 million and net cash used in operations of approximately $756,000 for the six months ended June 30, 2009, a working capital deficit of approximately $6.3 million, an accumulated deficit of approximately $26.5 million and a total stockholders’ deficit of approximately $10.0 million at June 30, 2009.

These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We expect to continue to incur losses from operations in 2009.

Our ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2009 including the following:

•	Aggressively seeking investment capital;
•	Furthering the development of our product pipeline;
•	Advancing scientific progress in our research and development;
•	Continuing to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors. OncoVista has also loaned or advanced to AdnaGen approximately $950,000 (€652,000) during the past fifteen months to support their operations.  We believe the ability to execute our strategy relies largely on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they attain revenue levels adequate to support their continued operations and, based on current projections, we expect that they will require at least $400,000 to $675,000 (€300,000 to €500,000) over the course of the next three to six months. We believe that our available resources and cash flow are insufficient to meet our anticipated operating cash needs in the foreseeable future.  As such, the Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations.

Our ability to continue as a going concern is dependent on management’s ability to first and foremost resolve its liquidity problems, principally by obtaining additional debt and/or equity financing, further implement its strategic plan, and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  These factors raise significant doubt about the Company’s ability to continue as a going concern.

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

In April 2009, we negotiated a contingent debt restructuring with three of our major creditors which if completed would result in exchanging approximately $6.0 million (€4.3 million) of debt and related accrued interest as of June 30, 2009, for an equity share of approximately 18% of AdnaGen.  In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $804,000 in receivables, advances, loans and related interest due as of June 30, 2009, from AdnaGen if completed.  The debt restructuring is contingent on our raising a minimum of $2.8 million (€2.0 million) no later than July 30, 2009.  In July 2009, the Company has received a verbal extension until December 2009 to raise the additional capital required under the debt restructuring agreement.  The documents approving the extension are pending final approval and signature.  Upon the completion of restructuring, we will own approximately 77% of AdnaGen.

At June 30, 2009, we had cash and cash equivalents of $104,000 compared to $91,000 at December 31, 2008. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are insufficient to meet our anticipated operating cash needs in the foreseeable future.  As such, we have received and continue to receive cash advances from companies affiliated with our CEO to support continuing operations.

Operating Activities.  For the six months ended June 30, 2009, net cash used in operating activities was approximately $756,000 compared to approximately $2.1 million for the six months ended June 30, 2008. Cash used in operating activities decreased $1.4 million, or 64%, primarily due to a decrease in our net loss of approximately $1.0 million for the six months ended June 30, 2009 to $3.0 million as compared to approximately $4.0 million for the six months ended June 30, 2008.  In addition to decrease in our net loss, operating activities were impacted by an the adjustment in the current year for the derivative liability related to the bridge round of debt financing, partially offset by amortization of the debt discount related to the debt financing, compared to an adjustment for the recognition of a gain recorded in prior year related to the extinguishment of debt.

Investing Activities. For the six months ended June 30, 2009, net cash used in investing activities was approximately $600 as compared to $88,000 for the six months June 30, 2008. Cash used in investing activities decreased $88,000, or 100%, primarily as a result of approximately $70,000 paid to acquire an additional interest in a subsidiary, as well as purchases of equipment in the prior year.

Financing Activities.  Cash provided by financing activities was $750,000 for the six months ended June 30, 2009 as compared to cash provided by financing activities of approximately $8,000 for the six months ended June 30, 2008.  The increase was primarily due to proceeds from the completion of a bridge loan in January 2009, compared to the $8,000 received from exercise of stock options in 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162”, or SFAS No. 168, establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative.  SFAS No. 168 is effective for interim and annual periods beginning after September 15, 2009 and we will adopt SFAS No. 168 beginning in the third quarter of 2009.  We do not expect the adoption to have a material impact on our consolidated results of operation and financial condition.

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

On January 1, 2009, we adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, we have changed the reporting of noncontrolling interests on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, and comprehensive loss for all periods presented. There were no changes in our ownership interests in previously existing subsidiary or deconsolidation of the subsidiary during the three months ended June 30, 2009.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, under the supervision and with the participation of our Chief Executive Officer (“CEO”), management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed in Item 9A(T) of our Form 10-K for the year ended December 31, 2008. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings nor are we aware of any threatened litigation.

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties have reached an agreement in principle to settle the action, and are in the final phases of documenting the settlement.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ONCOVISTA INNOVATIVE THERAPIES, INC.

/s/ Alexander L. Weis, Ph.D.

Alexander L. Weis, Ph.D.
Chairman of the Board of Directors
Chief Executive Officer
(principal executive and financial officer)

Date:  September 21, 2009