Form 10-K
period 2009-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2010-03-31
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 29, 2010 was approximately $3,507,251 (based upon 9,352,776 shares at $0.375 per share).

As of March 24, 2010, there were 21,149,675 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form 10-SB, filed December 7, 1999; (ii) Current Report on Form 8-K, filed August 22, 2007; (iii) Current Report on Form 8-K, filed October 24, 2007; (iv) Current Report on Form 8-K, filed October 29, 2007; (v) Current Report on Form 8-K, filed November 13, 2007; (vi) Current Report on Form 8-K, filed November 19, 2007; (vii) Current Report on Form 8-K/A, filed November 19, 2007; (viii) Current Report on Form 8-K, filed December 3, 2007; (ix) Current Report on Form 8-K, filed January 8, 2008; (x) Current Report on Form 8-K, filed January 9, 2008; (xi) Current Report on Form 8-K, filed January 17, 2008; (xii) Annual Report on Form 10-K for the fiscal year December 31, 2008, filed March 30, 2009; and (xiii) Annual Report on Form 10-KSB for the fiscal year December 31, 2007, filed April 14, 2008, are incorporated in Part IV, Item 15.

ONCOVISTA INNOVATIVE THERAPIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast and colon cancer. We believe we are positioned to leverage our ownership in our subsidiary diagnostics company, AdnaGen, to realize short-term revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

Our primary therapeutic strategy is based on targeting the patient’s tumor(s) with treatments that will deliver drugs selectively based upon specific biochemical characteristics of the cancer cells comprising the tumor. Through a combination of licensing agreements, as well as mergers and acquisitions, we have acquired the rights to several technologies with the potential to more effectively treat cancers and significantly improve quality-of-life for patients. We believe that the use of methods to detect and analyze biomarkers in CTCs to determine suitability of specific treatments as well as provide an early indication of treatment success or failure will be key to bringing personalized targeted medicines to market. We expect our proprietary diagnostic technology to facilitate selection and stratification of clinical trial patients, as well as monitor and predict the response of patients to treatment. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and reduced toxicity.

We expect to be a major participant in the oncology arena through the successful development and commercialization of innovative therapies which, as a result of their lower toxicity and greater efficacy, will increase patient survival rates and enhance patient quality of life. In targeting compounds for acquisition, we focus on candidates that have been previously tested in human clinical trials or animal models, as well as technologies that may improve the delivery or targeting of previously tested, and in some cases marketed, anticancer agents. Our senior management team and our panel of internationally-recognized clinical advisors have made significant contributions to the development of leading drugs currently used in cancer treatment. Management, in conjunction with our advisors, will evaluate in-licensing candidates based on several criteria, including development and registration strategies to be employed, commercialization opportunities and competitive technologies being developed elsewhere.

We are currently marketing diagnostic kits in Europe for the detection of CTCs in breast, colon, ovarian, and prostate cancer patients. The kits are manufactured by AdnaGen and marketed through a combination of exclusive and non-exclusive distribution agreements in Europe. We have also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.  We have developed the protocol for a pivotal trial in metastatic breast cancer to obtain approval to market the kit in the U.S. and will proceed with filing subject to the availability of sufficient working capital. We plan to continue to grow the market for AdnaGen diagnostic kits in the U.S. and Europe to provide revenue and cash flow to help support our drug development efforts.

We will continue to use our proprietary diagnostic technology to progress our anti-cancer drug portfolio providing better clinical outcomes by identifying and treating only those patients who express certain biomarkers.  Additionally, we anticipate establishing partnerships with other drug companies to expedite their drug development efforts utilizing our biomarker analysis technology.

Our most advanced drug candidate, OVI-237 is a liposomal formulation of a potent inhibitor of thymidylate synthase (TS). Subject to the availability of sufficient working capital, we plan on initiating the trial in 2010. In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we plan to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the Investigational New Drug (IND) Application for submission to the U.S. Food and Drug Administration (“FDA”), which is a key step to conducting human clinical trials. Submission of the IND for review has been delayed until such time as we can raise additional capital.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We have also loaned or advanced to AdnaGen approximately €670,000 ($960,000) during the previous 24 months to support their operations.  We believe the ability to execute our strategy relies on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they achieve positive cash flows adequate to support their continued operations. We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least two to three months. Accordingly, we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require substantial additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all. As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months.

If we are unsuccessful raising additional funding, our business may not continue as a going concern and if sufficient capital is not available, we may be required to delay, further scale back or eliminate one or more of our research and development or acquisition and in-licensing programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop ourselves and commercialize ourselves. In such event, our business, prospects, financial condition, and results of operations may be adversely affected because we may be required to further scale back, eliminate, or delay development or acquisition efforts or product introductions or enter into royalty, sales, or other agreements with third parties in order to commercialize our products. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business, prospects, financial condition, and results of operation will be materially adversely affected. See Note 3 of the consolidated financial statements.

During the last three fiscal years we spent approximately $10.1 million on research and development.

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

Our L-nucleoside conjugate technology selectively targets certain cancer cell characteristics which make those cancer cells vulnerable to the actions of the drug, but leaves the healthy cells unaffected. In effect a new drug is created by conjugating an L-nucleoside to an existing chemotherapeutic agent that would be too toxic if delivered systemically. Several product candidates have been evaluated by us and one candidate (OVI-117) has been tested in animal models. We believe OVI-117 is a thymidylate synthase (TS) inhibitor with enhanced pharmacological properties which results in a retention of efficacy and a reduction of toxicity. OVI-117 has shown tumor growth inhibitory activity in human colon, breast and prostate tumors growing in animal models. We have begun to compile the Investigational New Drug (IND) application for submission to the FDA, which is a key step to conducting human clinical trials. Submission of the IND for review has been delayed until such time that we can raise additional capital.

Our other platform technology related to a proprietary database of tubulin isotypes as potential candidates for targeting by certain chemotherapeutics. Microtubules, comprised of tubulin proteins, are instrumental in cell mitosis, and have been proven as cancer targets by drugs such as the taxanes. We intended to screen our proprietary database for candidates to be targeted either by drugs to be developed by us, or by drugs already developed by other companies that are not aware of the potential for selective tubulin targeting of their products. In March 2010, we terminated our license agreements and returned the related intellectual property to these technologies. In return we are no longer obligated to pay $520,000 in liabilities related to minimum royalties associated with these licenses.

Merger and Private Placement

On August 16, 2007, OncoVista-Sub, the private company conducting our cancer drug research and development, acquired from Torbjorn Lundqvist (“Lundqvist”) and a number of minority stockholders an aggregate of 10,963,851 shares of our (formerly Aviation Upgrade Technologies, Inc.) common stock (or 16,160,430 shares of our common stock after giving effect to the forward split that went effective on October 22, 2007) constituting approximately 95.7% of our then issued and outstanding capital stock. In connection with OncoVista-Sub’s acquisition of our shares, the license agreement with Lundqvist granting us worldwide marketing rights for an electronic tire valve cap was terminated and all shares of Automotive Upgrade Technologies, Inc., formerly a wholly owned subsidiary of ours, were transferred to Lundqvist.

On October 26, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OncoVista Acquisition Corp. (“NewSub”), our then wholly owned subsidiary, and OncoVista-Sub. On November 13, 2007, NewSub merged with and into OncoVista-Sub with OncoVista-Sub remaining as the surviving corporation (the “Merger”). As a result of the Merger, OncoVista-Sub became our wholly-owned subsidiary and OncoVista-Sub’s existing business operations became our sole line of business. On the closing date of the Merger, each outstanding share of common stock of OncoVista-Sub was exchanged for one share of our common stock such that OncoVista-Sub's shareholders became holders of approximately 96.3% of our then issued and outstanding capital stock. In addition, all our shares acquired by OncoVista-Sub on August 16, 2007 were cancelled and returned to authorized but unissued shares of our common stock.

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

In contemplation of the Merger, on August 15, 2007, OncoVista-Sub completed the closing of a private placement (the “2007 Private Placement”) whereby it sold to accredited investors a total of 970,712 units at $7.00 per unit, each unit consisting of four shares of OncoVista-Sub common stock and a warrant to acquire one share of OncoVista-Sub common stock. The net proceeds of the private placement after payment of placement agent fees and other expenses were approximately $6,223,000. In connection with the private placement, OncoVista-Sub issued warrants to its placement agent, Maxim Group, LLC, to acquire 278,857 shares of OncoVista-Sub common stock. The warrants and placement agent warrants (collectively, the “Warrants”) are exercisable through August 15, 2012 at the exercise price of $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations and mergers. The Warrants may also be exercised on a cashless or net issuance basis if after August 15, 2008 there is no effective registration statement covering the resale of the shares of common stock and shares underlying the warrants. The offering was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (“SEC”).

As a result of the Merger, all shares issued in the 2007 Private Placement were exchanged for our shares of common stock and the Warrants became exercisable for shares of our common stock.

Our Current Product and Product Candidate Pipeline

Our current portfolio of compounds and technologies under development or planned development include:

•	AdnaGen Oncology Diagnostics;
•	A Liposomal TS Inhibitor;
•	Cordycepin;
•	L-Nucleoside Conjugates; and
•	Novel Tubulin Isotype-Specific Anti-Mitotics.

The following table summarizes the status of our various pre-clinical and clinical development programs underway, including both chemotherapeutic agents and oncology diagnostic products:

Program	Indication	Status	Planned Activities	Commercial Rights
AdnaGen Diagnostic Products	Metastatic Solid Tumors; cancer stem cells	Tests Commercialized in EU for Colon, Breast, Ovarian and Prostate Cancer	Seeking Approval of Breast Test in the United States	AdnaGen

Liposomal TS Inhibitor (OVI -237)	Metastatic Solid Tumors	Phase II Clinical Development	Phase II Clinical Trial to be initiated in Second Half of 2010	OncoVista-Sub
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial initiated in Second Quarter of 2008	OncoVista-Sub

L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Anticipated IND Filing in the Second Half of 2010 to Commence Phase I Trial	OncoVista-Sub

Tubulin Isotype-Specific Anti-Mitotics	Solid Tumors Expressing Specific Tubulin Isotypes	Pre-Clinical Development	Design and Testing of Candidate Compounds	OncoVista-Sub

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months. See Note 3 of the consolidated financial statements.

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

In late 2005, we obtained the rights to our diagnostic technology through the acquisition of a majority interest in AdnaGen AG of Germany. OncoVista’s ownership position in AdnaGen AG is currently approximately 95%. AdnaGen’s proprietary assay technology has demonstrated the sensitivity and selectivity required to detect a low number of cancer cells circulating among healthy cells (at levels of roughly one part per million) early in the metastatic process, thereby improving the patient’s chances of survival. AdnaGen’s proprietary “combination-of-combinations” approach led to the first commercial product that provided a complete solution for the detection and analysis of circulating tumor cells (CTCs) for clinical diagnosis. The technology also provides quantitative parameters for the prognosis of disease progression.

AdnaGen currently markets AdnaGen kits for detection of CTCs in metastatic colon,  metastatic breast cancer, and ovarian patients in Europe. AdnaGen’s platform is expandable to encode the markers for virtually all cancer types. These assays have a specificity of greater than 95% at a sensitivity of two tumor cells per 5ml of blood, enabling the reproducible detection of low levels of circulating tumor cells in the blood.

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

We have exclusive, worldwide rights for the use of the AdnaGen technology in oncology drug development. Business development efforts have been initiated with several major pharmaceutical companies with the goal of establishing partnerships which apply our CTC technology to external drug development programs.  In September 2008, AdnaGen entered into an exclusive distribution agreement with TATAA Molecular Diagnostics s.r.o. (“TATAA”) for certain European countries. The term of the agreement continues through December 31, 2013 and requires TATAA to purchase certain minimum quantities. Additionally, in January 2009, AdnaGen entered into a non-exclusive distribution agreement with Sysmex Europe GmbH (“Sysmex”) for certain European countries, which was consequently terminated in August 2009 for non-performance. In August 2009, AdnaGen entered into a non-exclusive distribution agreement with Lab 21 (Cambridge) for Great Britain and Ireland. In November 2009 AdnaGen entered in an exclusive distribution agreement with TATAA for Sweden. In March 2010 AdnaGen entered in an exclusive six-month distribution agreement with GenoID for Hungary.

Biomarkers Partnership

In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers LLC (“Biomarkers”) granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.

In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits for research and development purposes only in South America and the Middle East. In January 2010, AdnaGen expanded the agreement to include the territories of Asia and Africa. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continue through December 2010, unless terminated by either party under the terms of the agreement.  Alexander L. Weis, Ph.D., one of our directors and our CEO, President, CFO and Secretary, and a significant shareholder, is also a beneficial owner of Biomarkers.

Gen-Probe Partnership

In December, 2004, AdnaGen licensed their technology to Gen-Probe, Inc. (“Gen-Probe”) with respect to quantitative detection of specific cells.

Under the terms of the agreement, Gen-Probe is provided with the right to gain exclusive access to AdnaGen technology for molecular diagnostic tests for prostate and bladder cancers. Gen-Probe paid AdnaGen a license fee in 2005. The agreement also includes additional milestone payments based on certain regulatory and commercial events. In addition, the agreement provides that Gen-Probe will pay AdnaGen royalties on sales of any products developed using AdnaGen’s technology.  In 2008, after lengthy discussions, Gen-Probe chose not to exercise their option to pursue the research and development partnership.  In 2009, Gen-Probe agreed to non-exclusive marketing rights for prostate cancer kits in the U.S. and Europe.

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

OVI-237 is a liposome encapsulated formulation of a potent thymidylate synthase inhibitor (TSI) with activity at picomolar concentrations. Salient features of OVI-237 include:

•	Most potent TSI in its class;
•	Liposome formulation enhances pharmacokinetics: long half life in plasma;
•	Unique biodistribution profile; enhanced accumulation and tumor residence time;
•	No requirement for polyglutamation for anti-tumor activity;
•	Independent of dihydropyrimidine dehydrogenase (DPD) activity;
•	No requirement for folate supplementation;
•	No requirement for leukovorin;
•	Manageable toxicity profile as a single agent and in combination with oxaliplatin and cisplatin; and
•	More convenient dosing schedule with a 30 minute IV infusion compared to 24-48 hour 5-FU dosing schedules.

Approximately 150 patients have been treated with the drug in various Phase I and Phase II trials and the results can be summarized as follows:

•	In a Phase I trial (OVI-237 as a single agent), 11 out of 31 patients experienced stable disease (SD);
•	In a Phase I trial (OVI-237 in combination with cisplatin), 3 patients (2 breast and 1 gastric cancer; out of 27 patients total) experienced a partial response (PR) and 9 patients had SD;
•	In a Phase I study (OVI-237 in combination with oxaliplatin), 14 patients with colorectal cancer were treated, 2 patients experienced a PR and 11 had SD;
•
In a Phase II study (OVI-237 as a single agent) in patients with locally advanced or metastatic adenocarcinoma of the stomach or gastroesophageal junction, 46 patients were treated and evaluable; there was 1 complete response (CR), 7 PRs and 21 SDs;

•
In a randomized, open label, Phase II study of OVI-237 vs. 5-FU/LV as first-line treatment in patients with unrespectable, locally advanced or metastatic adenocarcinoma of the biliary tract, 11 patients were treated in each arm and no responses were seen in the OVI-237 arm; and

•
In a Phase II trial (single agent) of OVI-237 in patients with locally advanced or metastatic squamous cell carcinoma of the head and neck who have failed first line therapy, 10 patients were treated and 4 SDs were seen.

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

With OVI-237, we have finalized the protocol and selected clinical sites to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. Subject to availability of sufficient working capital, we plan on initiating the trial in 2010.

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

In a biological system, Cordycepin is converted to 3’-deoxyinosine by the enzyme adenosine deaminase (“ADA”), so Cordycepin must be administered with an ADA inhibitor, such as deoxycoformycin (Nipent® or pentostatin) to protect Cordycepin and allow it to maintain its antileukemic activity. If the Phase I/II trial of Cordycepin demonstrates adequate safety and efficacy, OncoVista intends to develop an ADA-resistant analog of Cordycepin in order to eliminate the need for co-administration of deoxycoformycin.

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

We initiated a Phase I/II trial based on the "original" ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study will be to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, the Company placed the clinical trial on administrative hold until such time that additional capital can be raised.

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

The L-nucleoside conjugate technology was obtained through an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International, Inc. relating to L-nucleosides and their conjugates. Alexander L. Weis, Ph.D., a member of the Board of Directors, Chief Executive Officer, President, CFO and Secretary, is the ultimate beneficial owner of Lipitek International, Inc. and Lipitek Research LLC. Dr. Weis has agreed not to vote as a director in connection with any matter relating to Lipitek.

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

Clinical Development

We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. OVI-117 has completed the GLP animal drug safety studies that are necessary prior to submission of an IND. We have begun to compile the IND for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND to the FDA for review during 2010.

Tubulin Isotype-Specific Anti-mitotics

We were previously evaluating several candidates as part of our research and development in this area. We expected to identify a lead compound in a family of novel chemotherapeutic compounds capable of distinguishing among the different forms (isotypes) of tubulin, a subunit protein of microtubules which play a critical role in the lives of cells. When a cell divides, microtubules constitute the mitotic spindle, and when a cell is not dividing, microtubules form a sub-cellular network that is responsible for various cellular activities such as respiration, protein synthesis, waste elimination, etc. Drugs that bind to tubulin are capable of interfering with microtubule dynamics and thereby preventing cells from dividing. Some of the most commercially successful anti-cancer drugs (the taxanes and Vinca alkaloids, for example) are members of this class of compounds.

One of our goals was to use rational drug design to create better drugs than the present ones. Using a proprietary database of 500 different tubulin structures, we were identifying, synthesizing and screening newly created drugs designed to be highly specific for isotypes that are prevalent in cancers and rare in normal cells. The database contains proprietary information regarding tubulin structures in human and other eukaryotic cells (i.e., cells with nuclei and organelles) that we believe were previously unknown to medical science. This combination of information regarding chemical structure and oncological activity opens the door to dramatic changes in drug design, through supercomputer-assisted screening procedures. We believed that access to this proprietary in silico technology would have helped us to develop new drugs more quickly, thereby improving time to market and saving millions of dollars in unfocused laboratory screening and optimization.

In March 2010, we terminated our license agreements and returned the intellectual property related to these technologies, in return we are no longer obligated to pay $520,000 in liabilities for minimum royalties associated with these licenses.

Drug Development Expertise and Capabilities

Dr. Alexander L. Weis, Ph.D., our Chief Executive Officer, and clinical advisory board have extensive experience in developing chemotherapeutics. Dr. Weis brings over 25 years of extensive experience in the biotechnology and pharmaceutical industries and is the founder of OncoVista-Sub and co-founder of ILEX Oncology.

Our clinical advisory board includes industry opinion leaders and oncologists with practical, relevant regulatory expertise, who can map out the very efficient registration strategies. Many individuals on the clinical advisory board have been instrumental in the development of such primary chemotherapeutics as Taxol®, Taxotere®, Oxaliplatin, Hycamtin®, Paraplatin®, Campath®, and Tarceva®.

Cancer drug development presents unique challenges in clinical development and registration. Obtaining marketing approval for a new drug depends upon the drug’s successful attainment of significant clinical endpoints such as increased overall survival and improvement in quality of life. According to the National Cancer Institute, less than 5% of cancer patients participate in clinical trials. This causes intense competition for trial participants, particularly in indications with the largest market potential (breast, lung, colon, and prostate cancer). The failure rate for drugs in clinical development is high. Fewer than one in twelve of all drugs entering clinical trials eventually gains approval according to the FDA. Not surprisingly, the attrition rate for anti-cancer drugs is even higher with roughly only one in 20 eventually getting to market from the clinic. Thus, successful clinical development and registration of a new drug depends, in large part, upon judicious selection of the lead compound, designation of demonstrable clinical end points and the availability of a sufficient pool of patients with appropriate characteristics. Our clinical advisory board gives us a critical advantage in these essential areas. Furthermore, in order to formulate a successful clinical development plan, it is imperative to know which drugs have already been approved and which drugs currently in clinical development are likely to be approved, since, ultimately, any newly approved drug will need to prove itself superior to, or at least equal to, previously-approved or about-to-be-proven therapies. Well constructed clinical development plans aimed at rapid marketing approval often take advantage of the FDA’s accelerated approval process which applies solely to diseases for which there is an unmet medical need. For cancers in which there are few treatment options and prognosis is poor, a new drug which shows even a small improvement in clinical endpoints may be approved based on Phase II clinical trial data. Taking advantage of this development path can save significant time and money in getting a drug to market. Our team is familiar with this path and plans to follow it as a part of our registration strategy when viable.

We believe that we will be able to monetize our product pipeline by efficiently identifying candidates, performing due diligence, negotiating in-license agreements and developing innovative clinical development and registration plans for strong product candidates. Before either acquiring or in-licensing any candidate, our Chief Executive Officer reviews the opportunity thoroughly with the clinical advisory board to determine the likelihood of successful product registration.

Collaborative Relationships and Partnerships

We anticipate that we will enter into strategic relationships with respect to the research and development, testing, manufacture, and commercialization of our product candidates. There are significant expenses, capital expenditures, and infrastructure involved in these activities. We believe that working together with strategic partners will expedite product formulation, production, and approval.

We have relationships with the University of Texas Health Science Center at San Antonio (UTHSCSA), the Cancer Therapy and Research Center (CTRC), the Dana-Farber Cancer Institute, MD Anderson Cancer Center and the San Antonio Cancer Institute (SACI), one of the leading cancer research institutes in the nation.

Intellectual Property

As of March 29, 2010, we held rights to 41 issued US and worldwide patents and more than 50 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part, and international patents have been filed. Patent applications related to our proprietary tubulin database and anti-mitotic agents have been filed.

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

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. Although we have conducted freedom of use patent searches no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing U.S. or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture, or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition, and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether or not we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

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

Institutional Review Board. An institutional review board is an independent committee of professionals and lay persons which reviews clinical research studies involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA, but its records are audited by the FDA. Its members are not appointed by the FDA. All clinical studies must be approved by an institutional review board. The institutional review board’s role is to protect the rights of the participants in the clinical studies. It approves the protocols to be used, the advertisements which we or contract research organization conducting the study proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical studies.

Clinical Trials. Human clinical studies or testing of a potential product are generally done in three stages known as phase I through phase III testing. The names of the phases are derived from the regulations of the FDA. Generally, there are multiple studies conducted in each phase.

Phase I. Phase I studies involve testing a drug or product on a limited number of participants, typically 24 to 100 people at a time. Phase I studies determine a product’s basic safety and how the product is absorbed by, and eliminated from, the body. This phase lasts an average of six months to one year.

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

New Drug Approval. The results of the clinical trials are submitted to the FDA as part of a new drug application (“NDA”). Following the completion of phase III studies, assuming, the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of a product, it submits an NDA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

Phase IV. The FDA may require that the sponsor conduct additional clinical trials following new drug approval. The purpose of these trials, known as phase IV studies, is to monitor long-term risks and benefits, study different dosage levels, or evaluate safety and effectiveness. In recent years, the FDA has increased its reliance on these trials. Phase IV studies usually involve thousands of participants. Phase IV studies also may be initiated by the company sponsoring the new drug to gain broader market value for an approved drug. For example, large-scale trials may also be used to prove effectiveness and safety of new forms of drug delivery for approved drugs. Examples may be using an inhalation spray versus taking tablets or a sustained-release form of medication versus capsules taken multiple times per day.

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

Competition

In addition to the specified therapies relative to each cancer discussed earlier, we generally face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. The pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation. We believe there are a significant number of potential drugs in preclinical studies and clinical trials to treat cancer that may result in effective, commercially successful treatments. In addition to most of the large pharmaceutical companies having small molecule programs, we are aware of large biotechnology companies, such as Amgen, Inc., Genentech, Inc., Biogen Idec Inc., Eli Lilly & Co., and OSI Pharmaceuticals, Inc., which are developing small molecule therapeutics as treatments for cancer. Other, smaller companies in this field include: Avalon, Kosan, Allos, EntreMed, Threshold Pharmaceuticals, Vion Pharmaceuticals, Cougar Biotechnology, and Sunesis. In the area of genomic-based diagnostic testing, we are aware of several other companies that are offering or developing such tests including Abbott Diagnostic Laboratories, Aureon Laboratories, Celera Diagnostics, LLC, Correlogic Systems, Genomic Health, Monogram Biosciences, Myriad Genetics, Roche Diagnostics and Veridex LLC.

We recognize that most of our competitors have a broader range of capabilities and greater access to financial, technical, scientific, business development, recruiting, and other resources. Additionally, third party-controlled technology, which may be advantageous to our business, could be acquired or licensed by our competitors, thereby preventing us from obtaining technology on commercially reasonable terms, if at all. Because part of our strategy is to target markets outside of the United States through collaborations with third parties, we will compete for the services of third parties that may have already developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies to target the diseases on which we have focused.

Employees

In August 2009, as a result of limited operating capital, with the exception of Dr. Weis, our CEO, President, CFO, and  Secretary, we terminated the employment of all of our employees.  We have been able to engage the services of experts in clinical/regulatory, quality assurance, finance, and accounting as needed on an independent contractor basis to continue to advance our drug candidates through clinical studies. Our German subsidiary, AdnaGen AG, has eight full-time employees.

Corporate Information

We were originally incorporated in Nevada on January  8, 1999 under the name, Aviation Upgrade Technologies, Inc. Our principal executive offices are located at 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245 and our telephone number is (210) 677-6000.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – PROPERTIES

Our fully equipped research facilities are located in the Texas Research Park in San Antonio, Texas.  We have a total of 10,000 square feet of office and research space.  The labs are fully equipped for organic chemistry as well as analytical and biological activities. Pursuant to a Lease Agreement between Lipitek International and us, we lease laboratory space for approximately $17,000 per month from Lipitek International under a five-year Lease Agreement that expired in December 2009. We continue to occupy this space on a month-to-month basis and have been accruing approximately $17,000 per month for payments for this space. Lipitek is an affiliate of Alexander L. Weis, Ph.D., our Chief Executive Officer, President, CFO, and Secretary.

Our AdnaGen facility in Langenhagen, Germany occupies approximately 7,500 square feet of laboratory and office space and houses eight full-time employees.  The German facility is leased on an annual basis expiring in December 2010 for approximately $12,000 per month. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 – LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any legal proceedings nor are we aware of any threatened litigation.

On December 17, 2007, an action was filed against OncoVista Sub, in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase our common stock. We filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  We have answered the complaint and asserted a counterclaim seeking compensation for the expenses that we incurred during the time that we worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which we paid $1,000 and are required to issue 45,000 shares of our common stock.

On July 8, 2008, AdnaGen commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover alleging that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that AdnaGen entered into with them. AdnaGen claimed that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity.  AdnaGen terminated the exclusivity and sought damages of approximately $550,000 (€369,000).  Following a bench trial, on February 8, 2009, the District Court ruled in favor of Innogenetics ordering AdnaGen to pay Innogenetics’ approximately €12,000 ($16,000) in court costs and attorney fees.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From December 21, 2005 until January 13, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol “AVUG.”  From January 14, 2008, our common stock is quoted on the OTC Bulletin Board under the symbol “OVIT.” On October 22, 2007, we effected a 1.4739739-for-1 forward split of our outstanding common stock.  Until October 26, 2007, there was no trading of our common stock. The quarterly high and low reported sales prices for our common stock as quoted on the OTC Bulletin Board for the periods indicated are as follows:

Year Ended December 31, 2009	High	Low
First Quarter	$1.05	$0.13
Second Quarter	0.70	0.10
Third Quarter	0.35	0.09
Fourth Quarter	0.25	0.06

Year Ended December 31, 2008	High	Low
First Quarter	$3.50	$1.00
Second Quarter	3.48	0.70
Third Quarter	2.00	0.75
Fourth Quarter	1.70	0.20

The foregoing quotations were provided by Yahoo!® Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCBB was $0.375 on March 29, 2010. We have 21,149,675 shares of common stock issued and outstanding. Based on information available from our registrar and transfer agent, we estimate that we have approximately 250 stockholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2009.

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of CTC’s in patients with breast, colon and prostate cancer. Subject to availability of sufficient working capital and AdnaGen generating positive cash flow to support their operations within the next twelve months, we believe we are positioned to leverage our ownership in our diagnostics company, AdnaGen, to realize revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

Our product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. We are not committed to any single treatment modality or class of compound, but believe that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous twelve months. In August 2009, with the exception of our Chief Executive Officer, we terminated the employment of all employees of our U.S. subsidiary, OncoVista, Inc., and instead engage independent contractors on an as-needed basis. Our German subsidiary, AdnaGen AG, has eight full-time employees. We are currently attempting to raise additional funds to provide working capital. We have received and continue to receive cash advances from companies affiliated with our Chief Executive Officer to support continuing operations.  See Note 3 of the consolidated financial statements.

Development Program

Our most advanced drug candidate is OVI-237, a liposomal formulation of a thymidylate synthase (TS) inhibitor which has been administered in over 150 patients so far in various Phase I and Phase II trials. The drug was in-licensed in November 2007 and we finalized the protocol and selected clinical sites to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. Subject to the availability of sufficient working capital, we plan on initiating the trial in 2010.

Our next most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the "original" ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised.

We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the Investigational New Drug (IND) application for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND for review during 2010.

Research and development expenditures for the above projects totaled approximately $1.5 million and $2.5 million for the years ended 2009 and 2008, respectively. We expect we will incur additional expenses of between $6.0 million to $8.0 million to complete the current phases of development for the projects described above.

We are also marketing kits in Europe for the detection of CTCs in breast, colon, ovarian, and prostate cancer patients. The kits are manufactured by AdnaGen AG (which is 95% owned by us) and marketed through non-exclusive distribution agreements in Europe. We have also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.  We have developed the protocol for a pivotal trial in metastatic breast cancer to obtain approval to market the kit in the U.S.  Research and development expenditures totaled approximately $982,000 and $927,000 for the years ended 2009 and 2008, respectively.  We expect we will incur additional expenses of between $2.0 million and $3.0 million to complete the current phases of development for the projects described above.

Other Research and Development Plans

In addition to conducting Phase I and Phase II clinical trials, we plan to conduct pre-clinical research to accomplish the following:

•	further deepen and broaden our understanding of the mechanism of action (MoA) of our products in cancer;
•	develop alternative delivery systems and determine the optimal dosage for different patient groups;
•	demonstrate proof of concept in animal models of human cancers;
•	develop biomarker panels that complement our therapeutic products, based upon knowledge of the drugs MoA; and
•	develop successor products to our current products.

We also plan to pursue our interest in the application of nanotechnologies in cancer therapy through strategic alliances, partnerships, and licensing agreements.

Other Strategic Plans

We plan to continue to grow the market for AdnaGen diagnostic kits in the U.S. and Europe to provide revenue and cash flow to help support our drug development efforts. In September 2008, AdnaGen entered into an exclusive distribution agreement with TATAA for certain European countries. The term of the agreement continues through December 31, 2013 and requires TATAA to purchase certain minimum quantities. Additionally, in January 2009, AdnaGen entered into a non-exclusive distribution agreement with Sysmex Europe GmbH (“Sysmex”) for certain European countries, and consequently terminated in August 2009 for non-performance. In August 2009, AdnaGen entered into a non-exclusive distribution agreement with Lab 21 (Cambridge) for Great Britain and Ireland. In November 2009 AdnaGen entered in an exclusive distribution agreement with TATAA for Sweden. In March 2010 AdnaGen entered in an exclusive six-month distribution agreement with GenoID for Hungary.

In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers granting it the exclusive right to commercialize the AdnaGen diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.

In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits for research and development purposes only in South America and the Middle East. In January 2010, AdnaGen expanded the agreement to include the territories of Asia and Africa. These agreements continue through December 2010, unless terminated by either party under the terms of the agreement.

We will continue to use our proprietary diagnostic technology to progress our anti-cancer drug portfolio providing better clinical outcomes by identifying and treating only those patients who express certain biomarkers.  Additionally, we anticipate establishing partnerships with other drug companies to expedite their drug development efforts utilizing our biomarker analysis technology.

In addition to developing our existing anti-cancer drug portfolio, we plan to obtain rights to additional drug candidates through licensing, partnerships, and mergers/acquisitions. Our efforts in this area will, of course, be guided by business considerations (cost of the opportunity, fit with existing portfolio, etc.) as well as input from our clinical advisory board regarding likelihood of successful clinical development and marketing approval. Our goal is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are disclosed throughout this section where such policies affect our reported and expected financial results. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition. We recognize revenue in accordance with SEC, Staff Accounting Bulletin (“SAB) No. 104, “Revenue Recognition” that requires we recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Our customers have no right of return for products sold. Revenues are considered earned upon shipment.

Share-Based Compensation. We follow Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. We have used the Black-Scholes option pricing model to estimate grant date fair value for all option grants.  The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

Preclinical Study and Clinical Trial Accruals. Substantially all of our preclinical studies and clinical trials are being performed by third-party CROs and other outside vendors. For preclinical studies, we use the percentage of work completed to date and contract milestones achieved to determine the accruals recorded.  For clinical trial accruals, we use the number of patients enrolled, period of patient enrollment and percentage of work completed to date to estimate the accruals.  We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under-or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiary are measured using the local currency (Euros) as the functional currency. Assets and liabilities of the subsidiary have been translated at current exchange rates as of December 31, 2009 and 2008, and related revenue and expenses have been translated at an average exchange rate for the years ended December 31, 2009 and 2008.  All equity transactions have been translated at their historical rates when the transaction occurred. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit. Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

Results of Operations

The following table sets forth, for the period indicated, certain line items from our consolidated statements of operations, expressed as a percentage of revenue:

	Year ended December 31,
	2009	2008
Total revenues	100.0%	100.0%

Operating expenses:
Research and development	223.5	672.8
General and administrative	364.3	1,018.9
Total operating expenses	587.8	1,691.7
Loss from operations	(487.8)	(1,591.7)
Other income (expense):
Interest income	–	10.9
Interest expense	(75.6)	(48.0)
Gain on debt settlement	–	150.8
Other	71.4	(8.5)
Net loss	(491.8)	(1,486.5)

Years Ended December 31, 2009 and 2008

Revenue. Revenues were approximately $982,000 for the year ended December 31, 2009, an increase of $479,000 or 95% as compared to approximately $503,000 in 2008.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2009	2008
Licensing	$196,724	$52,447
Diagnostic kits	762,642	361,707
Research and development, grant and other revenues	22,682	89,171
Total revenues	$982,048	$503,325

The increase in revenue for the year ended December 31, 2009 is primarily attributable to an increase in sales from diagnostic kits as a result of our focus on executing new distribution agreements in the European territory.  Additionally, the increase is due to payments from license agreements, partially offset by a decrease in research and development revenue. In 2008, AdnaGen terminated an exclusive distribution agreement in Europe with Innogenetics to sell certain diagnostic kits.  Subsequently, we have executed several non-exclusive distribution agreements to sell kits in the European territory.  During the year ended December 31, 2009, we recorded $105,000 (€75,000) in revenue from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $1.2 million, or 35%, to approximately $2.2 million for the year ended December 31, 2009, as compared to $3.4 million for the year ended December 31, 2008.  The decrease in 2009 is primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs. Additionally, the decrease was attributable to an increase in 2008 in expenses for preclinical and clinical studies including the commencement of a Phase I/II study for OVI-123 (cordycepin), as well as to an increase in salaries and related costs with the hiring of additional personnel to support our expanding clinical development efforts.

Based on the availability of sufficient working capital, we expect research and development expenses to increase in 2010 primarily due to increases in expenditures related to the initiation of our Phase II clinical trial for OVI-237, reopening our patient enrollment in our Phase I/II for OVI-123 and the preparation and submission of an IND to the FDA for OVI-117.

General and administrative.  General and administrative expenses decreased by approximately $1.6 million, or 30%, to approximately $3.6 million for the year ended December 31, 2009, as compared to approximately $5.1 million for the year ended December 31, 2008.  In 2009, the decrease was due primarily to reduced costs for legal and professional services, partially offset by an increase in stock compensation expense attributable to options granted during the current year. Additionally, the decrease is a related to terminating the employment of all OncoVista, Inc. employees in August 2009 as a result of the unavailability of sufficient capital resources.  In 2008, the increase was due to professional services related to becoming a publicly traded company subsequent to the completion of the reverse acquisition and recapitalization.

Based on the availability of sufficient working capital, we expect general and administrative expense in 2010 to increase primarily due to an increase in salaries and benefits due to the addition of headcount in 2010, and stock compensation expense for any restricted stock, options, or warrants granted during the year.

Other Income (Expense). Other income (expense) decreased 108% to expense of approximately $43,000 for the year ended December 31, 2009 compared to income of approximately $529,000 for the year ended December 31, 2008.  The decrease was the result of a gain of approximately $759,000 on a debt settlement recorded during the second quarter of 2008, partially offset by foreign currency transaction losses. Additionally, we recorded interest expense in the current year for debt discount related to a bridge round of debt financing that we completed in January 2009, offset by a gain on derivative liability.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $2.7 million to approximately $4.8 million for the year ended December 31, 2009 from a net loss of approximately $7.5 million for the year ended December 31, 2008.

Going Concern

The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a net loss of approximately $4.8 million and net cash used in operations of approximately $911,000 for the year ended December 31, 2009, a working capital deficit of approximately $11.4 million, an accumulated deficit of approximately $28.4 million and a total stockholders’ deficit of approximately $11.2 million at December 31, 2009.

These conditions raise doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We expect AdnaGen to be profitable in 2010, however, we expect OncoVista to continue to incur losses from operations in 2010.

Our ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2010 including the following:

•	Aggressively seeking investment capital;
•	Furthering the development of our product pipeline;
•	Advancing scientific progress in our research and development; and
•	Continuing to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of approximately $109,000 compared to $91,000 at December 31, 2008. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are insufficient to meet our anticipated operating cash needs in the next two to three months.  As such, we have received and continue to receive cash advances in the amount of approximately $260,000 from our CEO or companies affiliated with our CEO to support continuing operations.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, resolve our liquidity problems, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  These factors raise doubt about our ability to continue as a going concern.

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors. In January 2010, we obtained consent from the holders of the Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that we obtain a “Qualified Financing”.  We revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5.0 million to $3.0 million, and increased the interest rate from 10 percent to 12 percent.  Additionally, we extended the expiration date for the warrants granted in connection with the financing to July 15, 2014, and the exercise price was reduced to $0.10 per share. We have also loaned or advanced to AdnaGen approximately €670,000 ($960,000) during the previous 24 months to support their operations.

We also believe the ability to execute our strategy relies largely on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they attain revenue levels adequate to support their continued operations and, based on current projections, we expect that they will require at least at least €200,000 to €300,000 ($275,000 to $400,000) over the course of the next three to six months.

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

Operating Activities.  For the year ended December 31, 2009, net cash used in operating activities was approximately $911,000  compared to approximately $3.9 million for the year ended December 31, 2008. Cash used in operating activities decreased $3.0 million, or 76%, primarily due to a decrease in our net loss of approximately $2.7 million for the year ended December 31, 2009, to $4.8 million as compared to approximately $7.5 million for the year ended December 31, 2008.  The decrease in cash used in operations was also attributable to a decrease of $675,000 in stock-based compensation for both employees and non-employees related to option grants, restricted stock grants, and warrants issued to a consultant.  In addition, operating activities were impacted by an adjustment in the current year for the derivative liability related to the bridge round of debt financing, partially offset by amortization of the debt discount related to the debt financing, compared to an adjustment for the recognition of a gain recorded in prior year related to the extinguishment of debt.

Investing Activities. For the year ended December 31, 2009, net cash used in investing activities was approximately $2,000 as compared to $104,000 for the year ended December 31, 2008. Cash used in investing activities decreased $102,000, or 98%, primarily as a result of approximately $70,000 paid to increase our ownership interest in our subsidiary to over 95% in June 2008.

Financing Activities.  Cash provided by financing activities was approximately $1.0 million for the year ended December 31, 2009 as compared to cash used in financing activities of approximately $193,000 for the year ended December 31, 2008.  The increase was primarily due to the net proceeds of approximately $1.0 million  from the bridge round of debt financing completed in the current year, as well as loans from our CEO and affiliated companies.  In 2008, we repaid certain notes payable resulting in a gain on debt extinguishment.

Our outstanding material contractual obligations under lease and debt agreements as of December 31, 2009 are as follows:

	Payments Due by Period
	Within One Year	Two to Three Years		Four to Five Years		After Five Years		Total

Loans and notes payable	$6,750,517	$	−	$	−	$	−	$6,750,517
Operating leases and other	413,226		−		−		−	413,226
	$7,163,743	$	−	$	−	$	−	$7,163,743

In April 2009, we negotiated a contingent debt restructuring with three of its major creditors which if completed would result in exchanging approximately €4.3 million ($6.2 million) of debt and related accrued interest as of September 30, 2009, for an equity share of approximately 18% of AdnaGen.  In addition, as part of the contingent restructuring, we agreed to forgive approximately $887,000 in receivables, advances, loans and related interest as of December 31, 2009, due from AdnaGen if completed.  The debt restructuring is contingent on us raising a minimum of €2.0 million ($2.9 million) that was originally to be due no later than July 30, 2009.  In July 2009, we received an extension until December 2009 to raise the additional capital required under the debt restructuring agreement, which date was subsequently extended to May 31, 2010. Upon completion of restructuring, we will own approximately 78% of AdnaGen.

Loans and notes payable in the principal amount of $5,640,962 have a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity, except with respect to debt in the principal amount of $716,650, for which only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency under applicable German law. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated, or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $4,299,900 have the right to receive a share of AdnaGen profits under certain circumstances.

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

Recent Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

In December 2007, the FASB issued ASC 805 “Business Combinations” (formerly - SFAS No. 141 (R)), which became effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The standard became effective for us on January 1, 2009. We will apply the provisions of ASC 805 to any future business combinations.

On January 1, 2009, we adopted ASC 810 “Consolidation” (formerly - SFAS No. 160). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements. In accordance with the standard, we changed the reporting of non-controlling interest on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, and comprehensive loss for all periods presented.  The standard also requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.  Prior to adoption, we  had charged such excess losses to the majority interest.

On January 1, 2009, we adopted ASC 815 “Derivatives and Hedging” (formerly Emerging Issues Task Force “EITF” Issue No. 07-5), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. See Note 6 for the impact of the adoption of ASC 815 on our consolidated results of operations, cash flows and financial position.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2009, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including its Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2009:

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

•
There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by a consultant. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Remediation of Material Weaknesses

During 2008, in order to materially improve our internal control over financial reporting, we utilized external consultants to assist in the implementation and design of policies and procedures to  meet the required documentation and effectiveness requirements under the SOX and help mitigate the lack of segregation of duties within the financial reporting process.

Even with this change, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the SOX continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we will not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T) – CONTROLS AND PROCEDURES

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 9B – OTHER INFORMATION

On August 31, 2009, our Board of Directors decreased its size from six to five with the termination of Dr. Corey Levenson as an officer, effective immediately.

On July 31, 2009, J. Michael Edwards resigned as our Chief Financial Officer of the Company, with such resignation becoming effective on August 14, 2009.  Alexander L. Weis, Ph.D. our Chief Executive Officer, President, and Secretary, filled the vacancy of Chief Financial Officer created by the resignation of Mr. Edwards.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Alexander L. Weis, Ph.D.	60	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary
Alexander Ruckdaeschel	37	Director, Audit Committee Member, Compensation Committee Member
James Wemett	61	Director
William J. Brock	60	Director, Audit Committee Chairman, Compensation Committee Chairman
Dr. Paul Mieyal	40	Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

Alexander L. Weis, Ph.D. Dr. Weis has served as a member of our board, Chief Executive Officer, President and Secretary since August 2007, and our Chief Financial Officer since August 2009.  Dr. Weis is the principal founder of OncoVista-Sub and has been its Chairman, Chief Executive Officer, and President since its inception in September 2004.  Since February 2009, Dr. Weis also serves as AdnaGen’s Chief Executive Officer. Dr. Weis is a recognized leader and pioneer in the biotechnology and pharmaceutical industries and has led pharmaceutical companies through all stages from start up through public offerings and as a manager of a substantial public company. Prior to forming our company, from 1989 to September 2004, Dr. Weis served as President of Lipitek International, Inc., a specialty pharmaceutical company that Dr. Weis founded. Dr. Weis was a co-founder of ILEX Oncology, which became a publicly traded company in 1997 (NASDAQ: ILXO) and was later acquired by Genzyme Corporation in a stock transaction valued at over $1 billion. Dr. Weis served as ILEX’S Chief Scientific Officer and Executive Vice President from its founding in 1994 through 1998. Dr. Weis has worked for Vector Therapeutics, MykoBiologics, the Cancer Therapy and Research Center, Sterling Drugs, the Eastman Kodak Company and the Weizmann Institute of Science. Dr. Weis received his Ph.D. in Organic Chemistry from the Novosibirsk Institute of Organic Chemistry. Dr. Weis is a scientist and inventor, with over 60 publications and 30 patents. He is a Chartered Chemist and Fellow of the Royal Society of Chemistry, and was selected as the South Texas Entrepreneur of the Year in 1996.

Alexander Ruckdaeschel. Alexander Ruckdaeschel has served as a member of our board since December 2007, as a member of OncoVista-Sub's board since January 2005 and as a member of our Audit Committee and Compensation Committee since March 28, 2008. Mr. Ruckdaeschel is a venture capitalist and, since September, 2006, partner at Alphaplus-Advisors, a U.S. based hedge fund. From January 2003 to September 2006 he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in small-cap Biotech equities worldwide. From December 2003 to July 2006, he was an investment advisor to Nanostart AG, one of Europe’s leading venture investment firms in the area of nanotechnology. Mr. Ruckdaeschel has extensive experience in the European solar industry. He also serves on the board of directors for several private companies. Prior to 2003, he was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor. From 1992 to 2000 Mr. Ruckdaeschel served in the German military, participating in United Nations missions in Somalia, Croatia, and Bosnia.

James Wemett. Mr. Wemett has served on our board since December 2007 and the board of OncoVista-Sub since May 2007. From May 2003 to June 2007, Mr. Wemett was an independent consultant to Victorian Times, Inc., and from March 2004 to March 2007, was a consultant to ROC Central, Inc., both of which are privately owned firms. In 1975 Mr. Wemett founded ROC Communications, a retail distributor of electronics products which was sold in 2001. Mr. Wemett co-founded Technology Innovations LLC in 1999, a private company and one of our stockholders, and serves on Technology Innovations’ board. Mr. Wemett also serves on the board of directors of Natural Nano, Inc (OTCBB: NNAN). Mr. Wemett has also been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

William J. Brock. Mr. Brock has served on our board since December 2007, the board of OncoVista-Sub since September 2007, and Chairman of our Audit Committee and Compensation Committee since March 28, 2008.  Since August 2007, Mr. Brock has served as the President of iPro One, a financial services firm. From July 2004 to August 2007, Mr. Brock was a vice president for private client services at Bear Stearns. From November 2002 to July 2004, Mr. Brock was a director of Houlihan, Lokey, Howard and Zukin, an investment banking firm. From 2001 to 2002 Mr. Brock was Managing Director of Liberty Hampshire Corporation, New York, a diversified financial institution. Mr. Brock holds a Bachelor of Arts degree from Harvard College, and an M.B.A. from the Harvard Graduate School of Business Administration.

Paul Mieyal, Ph.D. Dr. Mieyal has served on our board since March 2009.  Since 2006, Dr. Mieyal has served as a Vice President of Wexford Capital LLC, an SEC registered investment advisor with over $5 billion under management located in Greenwich, CT. From 2000 to 2006, Dr. Mieyal was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal also serves as a Director of Nephros, Inc. and Nile Therapeutics, Inc. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a bachelor’s degree in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst.

Board of Directors and Officers

Each director is elected until our next annual meeting and until their successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

Messrs. Ruckdaeschel and Brock are considered independent directors under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us as we are not listed on Nasdaq.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2009, our Board of Directors held five meetings and took actions by written consent on three occasions.

Committees of the Board of Directors

On March 28, 2008, we established an Audit Committee and a Compensation Committee. Messrs Brock and Ruckdaeschel serve on both committees with Mr. Brock serving as Chairman of both committees, as well as being deemed the “audit committee financial expert”.

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

A charter has been adopted to govern the Audit Committee. A copy of the charter can be found on our website at www.oncovista.com. The contents of our website, other than our Audit and Compensation Committee Charters, are not incorporated into this Report.

Compensation Committee

The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

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

A charter has been adopted to govern the Compensation Committee. A copy of the charter can be found on our website at www.oncovista.com.  The contents of our website, other than our Audit and Compensation Committee Charters, are not incorporated into this Report.

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

Eric Rowinsky, M.D. – Chairman.  Dr. Rowinsky is a talented scientific executive with 20-plus years of experience in drug development in the oncology area.  He has authored approximately 300 scientific articles and 50 textbook chapters.  Dr. Rowinsky has led numerous clinical trials for oncology drugs and is a recognized leader in the field.  His prior affiliations include the Johns Hopkins University School of Medicine, the University of Texas Health Science Center at San Antonio and the Institute for Drug Development in San Antonio.  He played a key role in the development of Taxol®, Hycamtin®, Tarceva®, Erbitux®, and many other anticancer drugs.  Dr. Rowinsky is currently Executive Vice President and Chief Medical Officer at ImClone Systems, Inc., a wholly owned subsidiary of Eli Lilly & Co and an adjunct Professor of Medicine at New York University.

Esteban Cvitkovic, M.D. Dr. Cvitkovic is a board-certified, medical oncologist who practices medicine in Paris, France.  Dr. Cvitkovic has more than thirty years of international experience in oncology therapeutics including hands-on clinical research, clinical pharmacology, early single agent and combination regimens development, disease-oriented therapeutic impact assessment, evaluating new agents in pre-clinical development, and optimizing efficacy and combination development.  Dr. Cvitkovic is author of more than 160 peer-reviewed articles and 450 abstracts focusing on solid tumor oncology.  He led the clinical development of cisplatin and its combinations as well as oxaliplatin, vindesine, bleomycin, navelbine, and ET-743.  He played key consulting roles in registration strategy and post-registration development of recent products such as amifostine, docetaxel, CPT-11, and irofulven.  Dr. Cvitkovic’s career includes staff and academic appointments at Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Medical Center, Institut Gustave Rooury (Villejuif, France), Hôpital Paul Brooure (Villejuif, France) and Hôpital St. Louis (Paris).

Allan M. Green, M.D., Ph.D., J.D. Dr. Green is a senior advisor to industry in matters of drug development and FDA Regulation.  He has authored over 50 articles and abstracts and holds 6 patents.  Dr. Green is Adjunct Professor of Law at the Boston College Law School, has 20-plus years of oncology experience, holds a Ph.D. in Biochemistry and Metabolism from MIT, was formerly Medical Director of New England Nuclear/Dupont Medical Products and, subsequently, was founding CEO of Theseus Medical Imaging, Inc.  He is Board Certified in Internal Medicine and Nuclear Medicine, and is an attorney in practice in Cambridge, MA.

Randall K. Johnson, Ph.D.  Dr. Johnson’s experience includes work on novel antimetabolites, DNA damaging agents,  mitotic spindle poisons  and targeted therapeutics.  He has authored over 200 scientific papers and holds 14 patents.  His 30-plus years of research experience have been focused on  discovery and development of cancer therapeutics.  His work has encompassed both antineoplastic targets and research to discover small molecule mimetics of hematopoietic growth factors.  He has held senior positions in industry (GlaxoSmithKline) as well as the U.S. National Cancer Institute.  He has been an independent consultant for the past 7 years, during which time he has advised more than 100 clients in the venture capital, biotech and pharmaceutical industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Alexander Ruckdaeschel, Director	–	1	Form 4
James Wemett, Director	–	1	Form 4
Paul Mieyal, Ph.D., Director	–	1	Form 4
Wexford Spectrum Trading Ltd.	–	1	Form 4

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2009 and 2008 by our former Chief Executive Officer and Chief Financial Officer, our current Chief Executive Officer, and Chief Technical Officer and our two most highly compensated non-executive officers. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)		Total ($)
Alexander L. Weis, Ph.D. Chief Executive Officer,
President, Chief Financial Officer and Secretary	2009	299,746	(3)	—	875,000	—	—	—	31,120	(5)	1,205,866
	2008	310,000		—	875,000	—	—	—	17,496	(5)	1,202,496
Corey Levenson, Ph.D.
Chief Technical Officer	2009	90,750	(4)	—	291,667	6,510	—	—	4,500	(5)	392,077
	2008	198,000		—	291,667	156,244	—	—	8,555	(5)	654,466
J. Michael Edwards
Chief Financial Officer	2009	64,167	(6)	—	—	340,003	—	—	11,396	(5)	415,566
	2008	140,000		—	—	54,537	—	—	17,004		211,541
Tamas Bakos, Ph.D., Director of Preclinical
Research	2009	40,425	(4)	—	—	20,829	—	—	6,965	(5)	68,219
	2008	88,200		—	—	62,488	—	—	10,368	(5)	161,056
Michael F. Moloney Director of Program Management	2009	45,833	(4)	—	—	341,426	—	—	11,396	(5)	398,655
	2008	93,205	(7)	—	—	48,824	—	—	17,004		159,033

(1)
The information is provided for each fiscal year which begins on January 1 and ends on December 31. The information provided for Corey Levenson, Tamas Bakos and Michael F. Moloney during 2009 relates to compensation from OncoVista Innovative Therapies, Inc. prior to their termination on August 31, 2009.

(2)
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2009 and 2008 are set forth in Note 10 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	Amount includes salary of $63,256 accrued through May 15, 2009 and unpaid As of March 29, 2010.
(4)	Amount represents salary of $40,541 accrued for Dr. Levenson, $17,357 accrued for Dr. Bakos and $19,679 accrued for Mr. Moloney but unpaid through August 31, 2009, the employment termination date.
(5)	See “All Other Compensation” table below.
(6)	On August 14, 2009, Mr. Edwards resigned as our Chief Financial Officer, amount includes salary of $27,097 accrued but unpaid through August 14, 2009.
(7)
Mr. Moloney is entitled to a salary of $100,000 per annum. The amount referenced reflects the amount earned by Mr. Moloney during fiscal year 2008 since his commencement of employment on January 28, 2008.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Other ($)	Total ($)
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Chief	2009	4,500	3,682	22,938	31,120
Financial Officer, and Secretary	2008	12,000	5,496	—	17,496

Corey Levenson, Ph.D.	2009	3,150	—	—	3,150
Chief Technical Officer	2008	8,400	155	—	8,555

J. Michael Edwards	2009	—	11,396	—	11,396
Chief Financial Officer	2008	—	17,004	—	17,004

Tamas Bakos, Ph.D.	2009	—	6,965	—	6,965
Director of Preclinical Research	2008	—	10,368	—	10,368

Michael F. Moloney	2009	—	11,396	—	11,396
Director of Program Management	2008	—	17,004	—	17,004

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alexander L. Weis, Ph.D. Director, CEO, President, CFO
and Secretary	—	—	—		—	500,000	(1)	80,000	(2)	—	—

(1)	These options vest January 1, 2011.
(2)	Market value is based on the closing sales price of our common stock of $0.16 per share on December 31, 2009.

Employment Agreements

We are party to an employment agreement, dated October 1, 2004, with Alexander L. Weis, Ph.D., pursuant to which we have agreed to employ Dr. Weis as our Chief Executive Officer and Chairman of the Board for a four-year initial term, with one-year renewable terms, for base salary of $250,000 per year, subject to adjustment, plus a $1,000 per month car allowance.  Dr. Weis’ current base salary is $310,000 per annum. Dr. Weis is entitled to receive an annual cash bonus equal to 40% of his base salary, provided that we meet certain performance objectives established by the Board of Directors. Dr. Weis is also entitled to a bonus upon our satisfaction of certain specified milestones. If Dr. Weis’ employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Weis. If Dr. Weis’ employment is terminated without cause, he is entitled to one year’s base salary and one year’s health and life insurance that were in effect prior to his termination. No severance is payable if Dr. Weis’ employment is terminated for cause or if Dr. Weis’ resigns, retires or otherwise terminates his employment voluntarily.

Since February 2009, Dr. Weis has been serving as AdnaGen’s Chief Executive Officer. In such capacity he receives an additional salary of €10,000 ($13,500) per month, and a daily per diem (€94). As a result of the extraordinary efforts being expended by Dr. Weis in taking on this additional role and to further incentivize him, on January 6, 2009, the Compensation Committee resolved to compensate Dr. Weis as follows: (i) if AdnaGen’s indebtedness is restructured into equity or long-term indebtedness, then we would pay Dr. Weis $50,000 for restructuring into equity of AdnaGen or $100,000 for restructuring not involving equity of AdnaGen in addition to the issuance of shares of capital stock of AdnaGen representing 5% of the outstanding capital stock of AdnaGen as of the restructuring, giving effect to such issuance (“Restructuring Shares”), (ii) upon AdnaGen achieving revenues of $3,000,000 in calendar year 2009 and AdnaGen achieving positive operational cash flow for the year 2009, we would pay Dr. Weis a cash payment of $225,000 and 250,000 shares of our common stock (the “Sales Milestone Shares”), (iii) upon AdnaGen consummating additional financing through entities introduced by Dr. Weis, we would pay Dr. Weis cash equal to 2% if in the form of indebtedness or 4% if in a form other than indebtedness of the gross proceeds of such additional financing plus shares of capital stock of AdnaGen having an equal value to such cash bonus based on the valuation in such financing (the “Financing Shares”), (iv) upon AdnaGen consummating strategic transactions, including mergers and acquisitions, through entities introduced by Dr. Weis, we would pay Dr. Weis cash in an amount equal to 8% of the gross consideration of such transactions if equal to or less than $300,000 or 5% if greater than $300,000 or 3% if greater than $1,000,000, and (v) the Restructuring Shares, Sales Milestone Shares and Financing Shares (collectively, the “Shares”) vest in 12 monthly installments provided that if the employment of Dr. Weis by us terminates without cause prior to the vesting in full of the Shares, any unvested Shares shall be forfeited and if there is a change of control event, then the Shares shall immediately vest in full.

To assist us in conserving our cash, since January 1, 2009, we paid one-half, but accrued the other half of the salaries of the former employees of our U.S. operating company, OncoVista, through May 15, 2009, which are included in accrued liabilities on our consolidated balance sheet.

Stock Option Plans

We have adopted the following stock option plans:

2007 Stock Option Plan

In June 2007, OncoVista-Sub’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”) subject to stockholder approval. The Plan authorizes the grant of ISOs, Non-Qualified Stock Options, and stock purchase rights (“Rights”) with respect to up to an aggregate of 3,000,000 shares of our common stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our Board of Directors and all options granted under the 2007 Plan were assumed by us. As of February 28, 2010, 150,000 non-qualified options under the 2007 Plan were issued.

The 2007 Plan permits us to grant (i) both Incentive Stock Options and Non-Qualified Options and (ii) Stock Purchase Rights (“Rights”). Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options or Rights) terminates in May 2017, after which no further awards may be granted under the 2007 Plan. The 2007 Plan will be administered by the full Board of Directors or, at the board’s discretion, by a committee of the board consisting of at least two persons who are “disinterested persons” defined under Rule 16b-2(c)(ii) under the Securities Exchange Act, as amended (the “Committee”).

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

The Directors Plan relates to a maximum of 500,000 shares of our Common Stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Securities Exchange Act and as defined by any exchange or market on which the Common Stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Securities Exchange Act. As of February 28, 2010, 20,000 options were issued under the Directors Plan.

The Directors Plan is to be administered by the Board of Directors or the Compensation Committee of the Board of Directors, which is authorized to adopt, interpret, and amend regulations under the Directors Plan. At this time, we do not have any standing committees and the Board of Directors will administer the Directors Plan in lieu of a Compensation Committee.

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

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) subject to stockholder approval. As a result of the Merger, our Board of Directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us. The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our Common Stock to our employees, directors and consultants or to our affiliates. As of February 28, 2010, 480,000 non-qualified options were issued under the 2004 Plan.

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

Special Rules Applicable To Corporate Insiders. As a result of the rules under Section 16(b) of the Exchange Act, “insiders” (as defined in the Securities Exchange Act), depending upon the particular exemption from the provisions of Section 16(b) utilized, may not receive the same tax treatment as set forth above with respect to the grant and/or exercise of options. Generally, insiders will not be subject to taxation until the expiration of any period during which they are subject to the liability provisions of Section 16(b) with respect to any particular option. Insiders should check with their own tax advisers to ascertain the appropriate tax treatment for any particular option.

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

The following table sets forth director compensation for the year ended December 31, 2009.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alexander L. Weis(1)	—	—	—	—	—	—	—
Corey Levenson(1)	—	—	—	—	—	—	—
Alexander Ruckdaeschel	10,000	—	—	—	—	—	10,000
James Wemett	10,000	—	—	—	—	—	10,000
William Brock	10,000	—	—	—	—	—	10,000
Paul Mieyal	10,000	—	—	—	—	—	10,000

(1)	Please refer to the summary compensation table for executive compensation with respect to the named individual.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 21,149,675 issued shares of common stock.

Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership		Percent Ownership[2]
Alexander L. Weis, Ph.D., Director, Chief Executive Officer, President, Chief Financial Officer and Secretary	5,150,000	[3]	24.4%
Alexander Ruckdaeschel, Director	70,000	[4]	*
James Wemett, Director	2,095,475	[5]	9.9%
William J. Brock, Director	30,000	[6]	*
Paul Mieyal, Ph.D., Director	2,445,355	[7]	11.2%
All executive officers and directors as a group (five persons)	9,790,830		44.5%
Technology Innovations[8] 15 Schoen Place Pittsford, NY 14534	1,050,475		5.0%
Wexford Spectrum Trading Ltd. 411 West Putnam Avenue Greenwich, CT 06830	2,442,855	[9]	11.6%
CAMOFI Master LDC CAMHZN Master LDC c/o Centrecourt Asset Management LLC 350 Madison Avenue, 8th Floor New York, New York 10017	1,729,902	[10]	8.4%

*  Less than 1.0%.

1  C/o our address, 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245.
2  Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3  Includes 500,000 shares held in the name of Lipitek International, Inc.; 1,000,000 shares of restricted common stock vested on January 1, 2010; and 500,000 shares of restricted common stock, which shall vest on January 1, 2011.
4  Consists of 50,000 options to purchase shares of common stock at $0.10 per share until January 13, 2015, and 20,000 options to purchase shares of common stock at $1.75 per share until September 8, 2017.
5  Includes 1,050,475 shares held in the name of Technology Innovations; 1,025,000 shares held in the name of Biomed Solutions, LLC; and 20,000 options to purchase shares of common stock at $1.75 per share until September 8, 2017.
6  Consists of 30,000 options to purchase shares of common stock at $1.75 per share until August 28, 2017.
7  Includes 1,714,284 shares held in the name of Wexford Trading Ltd.; 428,571 warrants to purchase common stock at $2.50 per share until August 15, 2012; 300,000 warrants to purchase common stock at $0.10 per share until July 15, 2014 and 2,500 options to purchase shares of common stock at $0.65 per share until March 28, 2019.
8  Technology Innovations, LLC is the beneficial owner of a majority of the outstanding membership interests of Biomed Solutions, LLC which owns 1,025,000 shares; it disclaims ownership of these shares except to the extent of its pecuniary interest in Biomed Solutions, LLC. James Wemett and Michael Weiner, a former director of OncoVista-Sub, are deemed to have voting and investment control over these shares; they disclaim ownership of these shares except to the extent of their pecuniary interest in Biomed Solutions LLC and Technology Innovations LLC.
9  Includes 1,714,284 shares of common stock; 428,571 warrants to purchase common stock at $2.50 per share until August 15, 2012 and 300,000 warrants to purchase shares of common stock at $0.10 per share until July 15, 2014.
10  Includes 960,000 shares of common stock; 257,143 warrants to purchase shares of common stock at $0.001 per share until July 1, 2012 and 203,000 warrants to purchase shares of common stock at $2.50 per share until August 15, 2012 held by CAMOFI Master LDC; and 86.857 warrants to purchase shares of common stock at $2.50 per share until August 15, 2012 held by CAMHZN Master LDC.. Centrecourt Asset Management LLC is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	2,126,000	(1)	$2.17	2,916,800	(2)

(1)	Represents 480,000 shares granted from the 2004 Plan, 150,000 shares granted from the 2007 Plan, 20,000 shares granted from the Director Plan and 1,476,000 warrants issued to nonemployees.
(2)	Represents 170,000 shares available for issuance under the 2004 Plan, 2,266,800 shares available for issuance under the 2007 Plan and 480,000 shares available for issuance under the Director Plan.

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

2009 Bridge Notes

On January 15, 2009, we and OncoVista-Sub completed an initial closing of a bridge round of debt financing, whereby we and OncoVista-Sub issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors as defined by Rule 501 under the Securities Act. Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is a member of our board, Chief Executive Officer, President, and Secretary as well as one of our significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of our outstanding common stock. Dr. Paul Mieyal, a representative of Wexford Spectrum Trading Limited, was appointed to our Board of Directors commencing March 30, 2009.

The Bridge Notes bear interest at 10% per annum, increasing to 18% in the case of an event of default, and mature on the earlier of (i) January 15, 2010, (ii) the date upon we consummate a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

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

One of the holders of the Bridge Notes has been granted the right to appoint its own nominee to our Board of Directors, which right shall expire upon such time that the Bridge Note is repaid in full.

In January 2010, we obtained the consent of the holders of the Bridge Note financing (See Note 6) to extend the maturity date from January 15, 2010 until the earlier of July 15, or such time that we obtain a “Qualified Financing.”  We revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5,000,000 to $3,000,000, and increased the interest rate from 10% to 12%.  Additionally, we extended the expiration date for the Warrants to July 15, 2014, and reduced the exercise price to $0.10 per share.

Biomarkers Distribution Agreement

In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers LLC, giving Biomarkers the exclusive right to commercialize the AdnaGen kits in North America. Biomarkers will have the capability to run AdnaGen assays in a CLIA laboratory based in New York in order to support on-going and planned clinical trials.

In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continue through December 2010 unless terminated by either party under the terms of the agreement.  Alexander L. Weis, Ph.D., one of our directors and our Chief Executive Officer, President, Secretary, Chief Financial Officer, and a significant shareholder, is also a beneficial owner of Biomarkers.

Lipitek Agreements

In October 2004, we entered into a License Agreement with Lipitek International Inc. (“Lipitek International”), pursuant to which Lipitek International has granted to us an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International relating to L-Nucleosides and their conjugates.

On November 17, 2005, we entered into a Purchase Agreement with Lipitek International and Alexander L. Weis, Ph.D. pursuant to which Lipitek has granted us an option to purchase all membership interests in Lipitek Research LLC for a purchase price of $5,000,000, payable in installments. As of February 28, 2009, we have paid Lipitek International a total of $500,000. On or before July 28, 2012, we are required to pay the balance of the purchase price. Prior to the full payment of the purchase price, we have the option, upon 30 day’s written notice, to abandon the purchase of Lipitek Research LLC upon forfeiture of all amounts already paid. In addition, Lipitek International and Dr. Weis agreed to use reasonable efforts to ensure that we have the right of first negotiation with respect to any Lipitek International intellectual property related to anti-cancer, anti-fungal, anti-parasitic and anti-malarial activities (except that derived from South American plants and vegetation) and to intellectual property arising out of any current research or research contract of Lipitek Research LLC.  Dr. Weis who is a member of our board and our Chief Executive Officer, President, Chief Financial Officer, and Secretary, has agreed not to vote as a director in connection with any matter relating to Lipitek.

Pursuant to a five-year Lease Agreement with Lipitek International which expired December 2009, we lease laboratory space for approximately $17,000 per month. We continue to occupy this space on a month-to-month basis and have been accruing approximately $17,000 per month for payments for this space.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath P.C. (“GHP”)

GHP is our independent auditor and examined our financial statements for the years ended December 31, 2009 and December 31, 2008.  GHP performed the services listed below and was paid the fees listed below for the years ended December 31, 2009 and December 31, 2008.

Audit Fees

GHP was paid aggregate audit fees of approximately $59,000 and $81,000 for the years ended December 31, 2009 and December 31, 2008, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2009 and 2008.

Audit Related Fees

GHP was paid additional fees of approximately $0 and $1,000 for the years ended December 31, 2009 and December 31, 2008, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

GHP was paid additional fees of approximately $660 and $8,000 for the years ended December 31, 2009 and December 31, 2008, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GHP was not paid any other fees for professional services during the years ended December 31, 2009 and December 31, 2008.

Committee Approval

In accordance with the Charter of the Audit Committee, the committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by its independent auditor in order to safeguard the independence of the auditors.  With the exception of de minimis amounts for non-audit services, the committee approved all provided auditing services.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 26, 2007, by and between Aviation Upgrade Technologies, Inc., OncoVista, Inc. and OncoVista Acquisition Corp.(1)

2.2	Copy of Certificate of Merger dated November 13, 2007. (2)

3.1	Certified Copy of the Articles of Incorporation of the Registrant.(2)

3.2	Bylaws.(3)

3.3	Certificate of Change of the Registrant.(4)

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant.(11)

10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D.(2)

10.2	Executive Employment Agreement dated as of January 15, 2005, by and between OncoVista, Inc. and Corey Levenson, Ph.D.(2)

10.3	Employment Agreement dated as of August 22, 2005, by and between OncoVista, Inc. and Robert Patterson.(2)

10.4	Employment Agreement dated as of January 1, 2005, by and between OncoVista, Inc. and Tamas Bakos, Ph.D.(2)

10.5	Employment Agreement dated as of July 3, 2006, by and between OncoVista, Inc. and Jeanne Kay Noel.(6)

10.6	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 1, 2005.(2)

10.7	Investment and Stock Purchase Agreement dated September 7, 2005 between AdnaGen AG, BioMed Venture GmbH, individual stockholders of AdnaGen AG and OncoVista, Inc.(8)

10.8	Stock Purchase Option Agreement dated as of September 7, 2005 between AdnaGen AG, BioMed Venture GmbH, individual stockholders of AdnaGen AG and OncoVista, Inc.(8)

10.9	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005.(8)

10.10	License Agreement dated as of December 30, 2004 between AdnaGen AG and Gen-Probe Inc.(6)

10.11	Amendment to License Agreement between AdnaGen AG and Gen-Probe, Inc. effective June 30, 2006.(6)

10.12	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc.(9)

10.13	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc. (6)

10.14	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc.(6)

10.15	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmaceuticals, Inc. dated December 2005.(6)

10.16	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc.(6)

10.17	Patent License effective May 1, 2005 between Technology Innovations, LLC and OncoVista, Inc.(6)

10.18	License Agreement effective as of October 13, 2004 between Technology Innovations, LLC. and OncoVista, Inc.(6)

10.19	License Agreement between AdnaGen AG and Innogenetics N.V.(6)

10.20	Distribution Agreement dated January 29, 2007 between Innogenetics and AdnaGen AG.(6)

10.21	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (6)

10.22	Securities Purchase Agreement, dated as of August 16, 2007.(5)

10.23	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)

10.24	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)

10.25	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed in August 15, 2007.(6)

10.26	Form of Lock-Up Agreement.(6)

10.27	Letter Agreement dated July 11, 2007 between OncoVista, Inc. and Maxim Group, LLC.(6)

10.28	Warrant dated August 15, 2007 issued to Maxim Group, LLC.(6)

10.29	Form of Subscription Agreement.(6)

10.30	2004 Stock Option Plan.(6)

10.31	2007 Stock Option Plan.(6)

10.32	2007 Stock Option Plan for Independent and Non-Employee Directors.(6)

10.33	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)

10.34	Subscription Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)

10.35	Investors’ Rights Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc. (7)

10.36	Stockholders Agreement, dated November 27, 2007, between OncoVista, Inc., OSI Pharmaceuticals, Inc., and Alexander L. Weis.(7)

10.37	Stock Purchase Warrant dated November 27, 2007. (7)

10.38	Stock Purchase Warrant dated November 27, 2007. (7)

10.39	Share Purchase Agreement between BioMed Venture GmbH and OncoVista, Inc.(12)

10.40	Executive Employment Agreement dated as of January 1, 2008 between Aviation Upgrade Technologies, Inc. and J. Michael Edwards. (10)

10.41	Secured Promissory Note of OncoVista Innovative Therapies, Inc. and OncoVista, Inc. dated January 15, 2009(9)

10.42	Registration Rights Agreement dated January 15, 2009(9)

10.43	Form of Warrant dated January 15, 2009(9)

14	Code of Ethics, dated March 28, 2008(1)

21.1	List of Subsidiaries(13)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	Filed as an exhibit to the Current Report on Form 8-K on November 19, 2007 with the Commission and incorporated by reference herein.

(9)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2009 with the Commission and incorporated by reference herein.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on January 8, 2008 with the Commission and incorporated by reference herein.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on January 9, 2008 with the Commission and incorporated by reference herein.

(12)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2008 with the Commission and incorporated by reference herein.

(13)	Filed as an exhibit to Annual Report of Form 10-KSB on April 14, 2008 with the Commission and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOVISTA INNOVATIVE THERAPIES, INC.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: March 31, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 31, 2009.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ William J. Brock
William J. Brock
Director

/s/ James Wemett
James Wemett
Director

/s/ Paul Mieval
Paul Mieval, Ph.D.
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, changes in deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncoVista Innovative Therapies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations, and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $4,800,000 and net cash used in operations of $900,000 for the year ended December 31, 2009, a working capital deficit of $11,400,000, an accumulated deficit of $28,300,00 and a total deficit of $11,200,000 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to noncontrolling interests and contracts in an entity’s own equity were adopted.

/s/ GHP Horwath P.C.

Denver, Colorado
March 31, 2010

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$108,994	$91,482
Accounts receivable	113,187	171,775
Inventory	26,962	51,575
Prepaid and other current assets	25,329	33,851

Total current assets	274,472	348,683

Equipment, net	91,341	151,667
Deposits and other assets	44,329	53,783

Total assets	$410,142	$554,133

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$1,279,278	$593,721
Accrued expenses	2,042,504	1,235,204
Loans payable, related party	259,556	–
Loans payable	–	1,318,980
Notes payable	1,541,016	804,850
Contingently restructured debt	6,176,310	–
Accrued interest payable	359,983	1,080,355

Total current liabilities	11,658,647	5,033,110

Notes payable	–	3,524,250
Accrued interest payable	–	338,328
Other	–	4,224

Total liabilities	11,658,647	8,899,912

Commitments and contingencies

Deficit:
OncoVista Innovative Therapies stockholders’ deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 21,149,675 and 20,316,475 shares issued and outstanding at December 31, 2009 and 2008, respectively	21,149	20,316
Additional paid-in capital	18,560,394	16,389,878
Accumulated deficit	(28,357,947)	(23,574,947)
Accumulated other comprehensive loss	(1,430,618)	(1,181,026)

Total OncoVista Innovative Therapies stockholders’ deficit	(11,207,022)	(8,345,779)

Noncontrolling interest	(41,483)	–

Total deficit	(11,248,505)	(8,345,779)
	−	−
Total liabilities, and deficit	$410,142	$554,133

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Revenues:
Diagnostic kits	$762,642	$361,707
Licensing	196,724	52,447
Research and development revenue	22,682	89,171

Total revenues	982,048	503,325

Operating expenses:
Research and development	2,193,143	3,386,163
General and administrative	3,570,046	5,128,583

Total operating expenses	5,763,189	8,514,746

Loss from operations	(4,781,141)	(8,011,421)

Other income (expense):
Interest expense	(741,325)	(241,533)
Gain on debt settlement	−	758,801
Gain on derivative liability	568,512	−
Other	129,849	12,129

Total other (expense) income	(42,964)	529,397

Net loss	(4,824,105)	(7,482,024)

Net loss attributable to noncontrolling interest	41,105	−

Net loss attributable to OncoVista Innovative Therapies	$(4,783,000)	$(7,482,024)

Net loss per share - basic and diluted	$(0.26)	$(0.41)

Weighted average number of shares outstanding during the period - basic and diluted	18,424,220	18,235,055

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2009	2008

Net loss	$(4,824,105)	$(7,482,024)

Other comprehensive income (loss):

Foreign currency translation (loss) gain	(249,970)	343,091

Total other comprehensive (loss) income	(249,970)	343,091

Comprehensive loss	(5,074,075)	(7,138,933)

Comprehensive loss attributable to noncontrolling interest	41,483	−

Comprehensive loss attributable to OncoVista Innovative Therapies	$(5,032,592)	$(7,138,933)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Deficit
For the Years Ended December 31, 2009 and 2008

			OncoVista Innovative Therapies, Inc. Shareholders
	Total	Comprehensive Loss	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling Interest

Balance at January 1, 2008	$(3,992,333)		$20,116	$13,604,591	$(16,092,923)	$(1,524,117)	$	−
Comprehensive loss:
Net loss	(7,482,024)	$(7,482,024)	−	−	(7,482,024)	−		−
Other comprehensive income:
Foreign currency translation gain	343,091	343,091	−	−	−	343,091		−
Other comprehensive income	343,091	343,091
Comprehensive loss	(7,138,933)	$(7,138,933)
Purchase of additional equity interest in subsidiary	(70,374)		−	(70,374)	−	−
Issuance of restricted common stock for consulting	110,000		100	109,900	−	−
Issuance of warrants for consulting	1,012,292		−	1,012,292	−	−
Exercise of common stock options	10,000		100	9,900	−	−
Employee stock-based compensation	1,557,743		−	1,557,743	−	−
Non-employee stock-based consulting	165,826		−	165,826	−	−		−
Balance at December 31, 2008	(8,345,779)		20,316	16,389,878	(23,574,947)	(1,181,026)		−
Comprehensive loss:
Net loss	(4,824,105)	(4,824,105)	−	−	(4,783,000)	−		(41,105)
Other comprehensive loss:
Foreign currency translation loss	(249,970)	(249,970)	−	−	−	(249,592)		(378)
Other comprehensive loss	(249,970)	(249,970)
Comprehensive loss	(5,074,075)	$(5,074,075)
Issuance of warrants for consulting	92,027		−	92,027	−	−
Exercise of common stock options	833		833	−	−	−
Employee stock-based compensation	1,937,633		−	1,937,633	−	−
Non-employee stock-based consulting	140,856		−	140,856	−	−		−
Balance at December 31, 2009	$(11,248,505)		$21,149	$18,560,394	$(28,357,947)	$(1,430,618)		$(41,483)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(4,824,105)	$(7,482,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,500	75,829
Amortization of debt discount	589,581	−
Gain on debt settlement	–	(758,801)
Employee stock-based compensation	1,937,633	1,557,743
Non-employee stock-based consulting	140,856	165,826
Common stock issued for consulting	–	110,000
Non-employee stock-based consulting (warrants)	92,027	1,012,292
Gain on derivative liability	(568,512)	−
Changes in operating assets and liabilities:
Accounts receivable	59,877	16,106
Inventory	24,790	(17,377)
Prepaid and other assets	19,000	63,449
Accounts payable	664,830	358,982
Accrued expenses	720,849	852,382
Accrued interest payable	169,439	184,137
Net cash used in operating activities	(911,235)	(3,861,456)

Cash flows from investing activities
Purchase of equipment	(1,647)	(33,180)
Cash paid to acquire equity interest in subsidiary	–	(70,374)
Net cash used in investing activities	(1,647)	(103,554)

Cash flows from financing activities
Proceeds from exercise of stock options	833	10,000
Proceeds from notes payable	1,005,508	−
Repayments of loans and notes payable	–	(202,550)
Net cash provided by (used in) financing activities	1,006,341	(192,550)

Net increase (decrease) in cash and cash equivalents	93,459	(4,157,560)

Effect of exchange rates on cash	(75,947)	(115,099)

Cash and cash equivalents at beginning of year	91,482	4,364,141

Cash and cash equivalents at end of year	$108,994	$91,482

Supplemental disclosures of cash flow information:
Cash paid for interest	$229,418	$103,329

See accompanying notes to consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or the “Company”) is a biopharmaceutical company involved in the commercialization of diagnostic tests for metastatic tumors, as well as the development of targeted anticancer therapies by utilizing tumor-associated biomarkers. The Company has developed diagnostic kits for breast, colon, ovarian and prostate cancers, and currently markets diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon, ovarian, and prostate cancer.  The Company has also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.

In August 2009, with the exception of the CEO, the Company terminated the employment of all employees of OncoVista, Inc. (“OncoVista”), the Company’s U.S. operating subsidiary.  AdnaGen AG, the Company’s German operating subsidiary, has eight full-time employees. The Company is currently attempting to raise additional funding to provide working capital. The Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen AG (“AdnaGen”), a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen, for consideration of $599,241. In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for consideration of $70,374 from now former AdnaGen shareholders.  As a result of these purchases, OncoVista now owns approximately 95% of AdnaGen subject to the contingent debt restructuring described below and in Note 6.

In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors which, if completed, would result in exchanging approximately €4.3 million ($6.2 million) of debt and related accrued interest as of December 31, 2009, for an equity share of approximately 18% of AdnaGen.  In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $887,000 in receivables, advances, loans and related interest as of December 31, 2009, due from AdnaGen if completed.  The debt restructuring and the related share issuance is contingent on the Company raising a minimum of €2.0 million ($2.9 million) that was originally to be due no later than July 30, 2009.  In July 2009, the Company received an extension until December 2009 to raise the additional capital required under the debt restructuring agreement, which date was subsequently extended to May 31, 2010. Upon completion of restructuring, the Company will own approximately 78% of AdnaGen.

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

Significant estimates during 2009 and 2008 include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. The balance did not exceed the federally insured limits at either December 31, 2009 or 2008. The Company has not incurred any losses related this credit risk in its history.

Accounts Receivable

There has been no identifiable bad debt expense during the years ended December 31, 2009 and 2008, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

Inventory

Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.  Inventories consist of finished goods in the form of select and detect breast cancer and colon cancer kits.  During the years ended December 31, 2009 and 2008, respectively, there were no write-downs to net realizable value due to obsolescence.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which range from three to fourteen years.

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2009 and 2008.

Noncontrolling interest

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2009 and 2008.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by SAB No. 104, “Revenue Recognition” (SAB No. 104). The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured.  The Company’s current sources of revenue are as follows:

Licensing – The Company has entered into various license agreements with third parties that generate nonrefundable upfront and milestone license payments.  Upfront license payments are reported as deferred revenue until they are recognizable as revenue, generally on a straight line basis over the term of the respective license period, beginning only after both the license period has begun and the technology has been delivered. At December 31, 2009 and 2008, there was no deferred revenue recognized from upfront license payments.  Milestone payments from license agreements are recognized as revenue upon achievement of the milestone provided the payment is nonrefundable.

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

Customer Concentration

For the year ended December 31, 2009 and 2008, the Company derived a substantial portion of its revenues from four customers accounting for 63% of the Company’s revenue (26%, 17%, 10% and 10%), and four customers accounting for 75% of the Company’s revenue (31%, 18%, 16% and 10%), respectively.

Two customers accounted for approximately 75% of the accounts receivable balance (44% and 31%) at December 31, 2009, and two customers accounted for approximately 74% of the balance (50% and 24%) at December 31, 2008.

Regulatory Matters

Regulations imposed by federal, state and local authorities in the United States, as well as authorities in other countries, are a significant factor in the conduct of research, development, manufacturing and eventual marketing of the Company’s products.  In the United States, drugs, biological products, and medical devices are regulated by the United States Food, Drug, and Cosmetic Act, which is administered by the U.S. Food and Drug Administration.  In Europe, sales of diagnostic products are regulated by Directorate General III of the European Commission, which allows the Company’s subsidiary to market its products as clinical diagnostics under the CE label in the European Community.

Foreign Country Risks

The Company may be exposed to certain risks as a portion of its operations are being conducted in Germany.  These include risks associated with, among others, the political, economic, and legal environment, as well as foreign currency exchange risk.  The Company’s results may be adversely affected by change in the political and social conditions in Germany due to governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation, among other things.  The Company does not believe these risks to be significant, and no such losses have occurred in the current or prior years because of these factors.  However, there can be no assurance that changes in political and other conditions will not result in any adverse impact in future periods.

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

At December 31, 2009 and 2008, the following numbers of shares have been excluded since their inclusion in the computation would be anti-dilutive:

	2009	2008
Stock options outstanding under our various stock option plans	650,000	1,180,000
Warrants	3,681,712	2,931,712
Total	4,331,712	4,111,712

For purposes of the computation of net income per share, unvested restricted shares (Note 11) are considered contingently returnable shares. These shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are to be included in diluted weighted average number of shares as of the beginning of the period in which the conditions are satisfied.

Share-Based Compensation

All share-based payments to employees since inception have been recorded and expensed in the statements of operations under Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” (formerly FASB Statement of Financial Accounting Standards “SFAS” No. 123R “Share-Based Payment”).  ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary are measured using the local currency (Euros “€”) as the functional currency.  Assets and liabilities of the subsidiary have been translated at current exchange rates as of December 31, 2009 and 2008, and related revenue and expenses have been translated at average exchange rates for the years ended December 31, 2009 and 2008.  All equity transactions have been translated at their historical rates when the transaction occurred.  Those translation adjustments are included as a component of accumulated other comprehensive loss and as a component of deficit.  Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification.

In December 2007, the FASB issued ASC 805 “Business Combinations” (formerly - SFAS No. 141 (R)), which became effective for fiscal periods beginning after December 15, 2008. The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. The standard became effective for the Company on January 1, 2009. The Company will apply the provisions of ASC 805 to any future business combinations.

On January 1, 2009, the Company adopted ASC 810 “Consolidation” (formerly - SFAS No. 160). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements. In accordance with the standard, the Company has changed the reporting of non-controlling interests on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, and comprehensive loss for all periods presented.  The standard also requires that the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.  Prior to adoption, the Company had charged such excess losses to the majority interest.

On January 1, 2009, the Company adopted ASC 815 “Derivatives and Hedging” (formerly Emerging Issues Task Force “EITF” Issue No. 07-5), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. See Note 6 for the impact of the adoption of ASC 815 on the Company’s consolidated results of operations, cash flows, and financial position.

Note 3.	GOING CONCERN AND MANAGEMENT PLANS

As reflected in the accompanying consolidated financial statements, the Company has a net loss of approximately $4.8 million and net cash used in operations of approximately $911,000 for the year ended December 31, 2009, a working capital deficit of approximately $11.4 million, an accumulated deficit of approximately $28.4 million and a total deficit of approximately $11.2 million at December 31, 2009. The Company is also in default on certain loans, notes, and related accrued interest aggregating $135,638 at December 31, 2009 (See Note 6). These factors raise significant doubt about the Company’s ability to continue as a going concern.

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

In January 2009, the Company secured $750,000 in bridge financing and has engaged several investment banks to assist in raising funding to support ongoing development activities. The Company also obtained additional funding of approximately $260,000 during the year from related parties. As described in Note 1, the Company also restructured approximately $6.2 million of debt and related accrued interest subject to the Company raising a certain amount of additional funding. There can be no assurance that these financings will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4.	EQUIPMENT

Equipment balances at December 31, 2009 and 2008 are summarized below:

	2009	2008

Equipment	$528,795	$520,584
Computer and office equipment	108,747	103,890
Furniture and fixtures	5,554	5,554
	643,096	630,028
Less: accumulated depreciation	(551,755)	(478,361)
Equipment, net	$91,341	$151,667

Note 5.	ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 are summarized below:

	2009	2008

Legal and professional	$988,584	$693,397
Clinical and other studies	279,197	268,465
Compensation	347,526	129,549
Other	427,197	143,793
Total accrued expenses	$2,042,504	$1,235,204

Note 6.	DEBT

Including the contingent debt restructuring described in Note 1, loans and notes payable in the principal amount of $5,640,962 have a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity, except with respect to debt in the principal amount of $716,650, for which only the principal is subject to a contingent repayment plan. The debt holders have signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency under applicable German law. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen has sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt is renegotiated, or AdnaGen becomes insolvent. Further, debt holders in the principal amount of $4,299,900 have the right to receive a share of AdnaGen profits under certain circumstances.

The Company had the following outstanding loans and notes payable at December 31, 2009 and 2008:

	2009	2008

Unsecured loans payable to third parties with interest at 10% and due on demand (1)	$1,341,062	$1,318,980
Unsecured note payable to a third party with interest at 5%, maturing in December 2010(1)	2,149,950	2,114,550
Unsecured note payable to a third party with interest at 9%, maturing in December 2010(1)	1,433,300	1,409,700
	4,924,312	4,843,230
Unsecured loans payable to related parties with interest at 10% and due on demand(2)	259,556	–
Unsecured notes payable to third parties with interest at 10%, maturing in January 2010(3)	724,366	–
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005(4)	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008(5)	716,650	704,850

Total loans and notes payable	6,724,884	5,648,080
Less: current portion	(6,724,884)	(2,123,830)
Total long-term debt	$–	$3,524,250

(1)	In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors (See Note 1).
(2)	Amount relates to loans and advances from the CEO and companies affiliated with the CEO.
(3)
In January 2009, the Company and OncoVista completed an initial closing of a bridge round of debt financing, whereby the Company and OncoVista-Sub issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”).  Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is a member of the Company’s Board, Chief Executive Officer, Chief Financial Officer, President, and Secretary, as well as one of the Company’s significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock and a representative of Wexford, Dr. Paul Mieyal, was appointed to the Board of Directors, such appointment commencing March 30, 2009.The Bridge Notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon which the Company consummates a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

(4)
The Company has $100,000 of convertible notes payable outstanding at December 31, 2009.   The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share.  The market price at the date of each advance was either equal to or less than the conversion price; accordingly, there was no beneficial conversion feature.

(5)
Amount relates to an unsecured note payable in the amount of €500,000 with a contingent repayment plan for which principal is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity.

In October 2003, a third party loaned the Company a total of €515,000 accruing interest at 7.75% and due in June 2008. In February 2008, the Company placed approximately $200,000 (€128,750) in a separate escrow account in connection with a proposed settlement for the outstanding loan balance and accrued interest which totaled approximately $988,000 (€615,500).  In April 2008, the third party accepted the debt settlement agreement which resulted in a gain on settlement of debt in the amount of $758,801 (€486,760).

Note 7.	DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (See Note 6 and Note 11).

The Company recorded a derivative liability in the amount of $615,215 on the closing date of the bridge round of debt financing. The liability was then adjusted to fair value of $46,703 and included in other accrued liabilities in the consolidated balance sheet as of December 31, 2009, resulting in a decrease in the liability and an increase in other income of $568,512 for the year ended December 31, 2009.

The Company uses the Black-Scholes pricing model to estimate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	December 31, 2009	Inception
Expected term	0 years	5 years
Volatility	86.5%	86.5%
Risk-free interest rate	0.43%	0.43%
Dividend yield	0%	0%

Fair value measurements

Assets and liabilities measured at fair value as of December 31, 2009, are as follows:

	Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$46,703	$–	$46,703	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of December 31, 2009 and 2008, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short term nature of these instruments.  The fair value of debt due to related parties and the contingently redeemable noncontrolling interest is not practicable to estimate due to the related party nature of the underlying transactions.

Note 8.	COLLABORATION, LICENSE AND OTHER AGREEMENTS

OSI Pharmaceuticals

In November 2007, OncoVista entered into a license agreement with OSI Pharmaceuticals, Inc. (“OSI”) for a Phase II clinical drug candidate, OSI-7904L (the “License Agreement”).  OSI granted the Company an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses, with respect to OSI’s rights to OSI-7904L.

In 2007, pursuant to the License Agreement, OncoVista paid OSI an upfront license fee of $500,000 and is required to make payments based upon the achievement of specified milestones or product sales. In addition, if the drug candidate is commercially sold, then OncoVista would be required to pay royalties based on net sales of the drug. OncoVista would also be required to pay royalty and milestone payments to OSI for certain third parties.  Also in 2007, as additional consideration OncoVista issued 500,000 shares of common stock and two warrants to OSI having a fair value of $1,743,580 (See Note 11). No royalties were due or payable in 2009.

Note 9.	LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2005, the Company entered a five-year non-cancelable lease with an affiliate of Dr. Alexander Weis, one of the Company’s directors and the Company’s CEO, President, CFO, and Secretary for office and laboratory space (See Note 10).  AdnaGen maintains an annual operating lease for its office and laboratory space which expired on December 31, 2009, as well as operating leases for office equipment and vehicles. Remaining future minimum lease payments are approximately $413,000 for the Company in 2010.

Total rent expense amounted to approximately $411,000 and $405,000 for the years ended December 31, 2009 and 2008, respectively.

Legal Matters

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which the Company paid $1,000 and is required to issue 45,000 shares in its common stock.

On July 8, 2008, AdnaGen commenced a lawsuit against Innogenetics N.V. (“Innogenetics”) in the District Court of Hannover alleging that Innogenetics, a distributor of certain AdnaGen diagnostic kits in Europe, breached the exclusive distribution agreement that AdnaGen entered into with them. AdnaGen claimed that Innogenetics did not order the contractual minimum quantities of diagnostic kits required to maintain exclusivity.  AdnaGen terminated the exclusivity and sought damages of approximately $550,000 (€369,000).  Following a bench trial, on February 8, 2009, the District Court ruled in favor of Innogenetics ordering AdnaGen to pay Innogenetics’ approximately €12,000 ($16,000) in court costs and attorney fees.

Note 10.	RELATED PARTY TRANSACTIONS

Alexander L. Weis, Ph.D., a member of the Company’s board of directors and its CEO, President, CFO and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC.  The Company leases its laboratory space from Lipitek, Inc. under a five-year lease agreement (See Note 9).  Rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2009, the Company has paid $300,000 toward this agreement and has accrued $300,000 representing one-half of the amounts for 2008 and all of the 2009 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2009 and 2008. During 2009 and 2008, the Company paid $0 and $200,000, respectively, toward the agreement which is included as a component of research and development expenses.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2009 and 2008, the Company did not recognize any revenue from its share of Lipitek revenues.

For the potential acquisition of Lipitek, the Company determined that, under SEC Regulation S-X, Rule 11-01(d) (“11-01”), and ASC 805. Lipitek was classified as a development stage company and thus was not considered a business. As a result, purchase accounting rules did not apply.  The Company also cannot determine with any certainty at this time, if it will exercise the option to purchase Lipitek in the future.

Dr. Weis is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a Clinical Laboratory Improvement Amendments (“CLIA”) laboratory based in New York in order to support on-going and planned clinical trials.  In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continue through December 2010, unless terminated by either party under the terms of the agreement. In 2009 and 2008, the Company recorded revenue of approximately $105,000 (€75,000) and $52,000 (€35,000) from the sale of diagnostic kits to Biomarkers, respectively.

Note 11.	CHANGES IN DEFICIT

Common Stock Transactions of Accounting Acquirer Prior to Reverse Acquisition

In connection with the 2007 private placement, the Company issued warrants to the third parties to acquire 886,000 shares of common stock. The warrants are exercisable through August 15, 2012 at exercise prices of $0.001 and $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations, and mergers. These warrants are fully vested and non-forfeitable.

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2009, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	650,000
Warrants outstanding	3,681,712
Stock options available for grant	2,916,800

7,248,512

In June 2008, the Company granted 100,000 shares of its common stock to a consultant for services valued at $110,000 based upon the quoted closing trading price on the date of issuance.

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of restricted stock to certain officers for $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vest, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011. As of December 31, 2009, there was approximately $1.2 million of total unrecognized compensation cost related to unvested restricted stock.  For the years ended December 31, 2009 and 2008, compensation expense of approximately $1.2 million and $1.2 million, respectively, was recognized for vested restricted stock grants.

Stock Option Plans

In May 2007, the Company’s Board of Directors adopted the 2007 Stock Option Plan (“2007 Plan”).  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors and consultants who provide services to OncoVista.  The Company has reserved 3,000,000 shares of common stock for issuance under the 2007 Plan.

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

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2009 and 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary and annually over four years.  The Company granted 1,010,000 and 240,000 options for future services having fair values of $1,054,560 and $463,220 in 2009 and 2008, respectively.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2009 and 2008, with respect to awards under the all option plans is as follows:

	2009	2008
Research and development	$362,256	$119,122
General and administrative	408,711	271,953
Total employee stock-based compensation	$770,967	$391,075

The Company recognized $140,856 and $165,826 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

The Company has followed fair value accounting and the related provisions of ASC 718 for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Risk-free interest rate	0.45-1.46%	2.54-3.09%
Expected dividend yield	0%	0%
Expected volatility	86.5%	80.5%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,180,000	$1.19
Granted	1,010,000	$0.01
Exercised	(833,200)	$0.001
Forfeited	(706,800)	$0.56
Outstanding at December 31, 2009	650,000	$1.57	6.4 years	$31,800
Options Exercisable at December 31, 2009	510,000	$1.46	6.1 years	$31,800

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2009:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	532,500	$2.09	550,000	$2.31
Granted	1,010,000	1.04	240,000	1.93
Vested	(820,700)	1.39	(207,500)	2.37
Cancelled or forfeited	(581,800)	1.31	(50,000)	2.50
Outstanding at December 31	140,000	$1.92	532,500	$2.09

The total intrinsic value of stock option exercises during the years ended December 31, 2009 and 2008 was approximately $118,000 and $178,000, respectively.

Stock and Warrants Issued for Licensing Rights of Intellectual Property

During 2007, the Company issued 500,000 shares of common stock and 200,000 stock warrants having a fair value of approximately $1.7 million to acquire the licensing rights for intellectual property held by OSI (See Note 8).

Warrants

In January 2009, in connection with the Bridge Note financing (See Note 6), the Company issued to holders of the Bridge Notes detachable warrants (the “Warrants”), exercisable for a period of five years from the date of grant, of up to an amount or number of the securities offered in the first Qualified Financing, at an exercise price per security equal to the product of (x) and (y), where (x) equals the offering price per security in the first Qualified Financing and where (y) equals 0.90, subject to adjustment in certain instances.  In the event that no Qualified Financing shall be consummated by us prior to the expiration of the Warrants, the Warrants shall be exercisable for up to an aggregate of 750,000 shares of common stock, par value $0.001 per share, at an exercise price of $0.50 per share, subject to adjustment in certain instances.

In February 2008, the Company issued warrants to a consultant for services to acquire 540,000 shares of common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year.

In 2007, the Company issued two warrants in connection with a license agreement with OSI (See Note 8).  The first warrant is exercisable into the number of shares of the Company’s common stock equal to $5.0 million divided by the average closing price of the Company’s common stock on a national securities exchange registered with the SEC for the 20 consecutive trading days immediately following the listing of OncoVista’s common stock on such exchange; provided that the warrant shall be exercisable for 19.99% of the Company’s outstanding shares of common stock if the exercise of the warrant results in a number of shares exceeding 20% of outstanding shares of common stock.  As the Company’s stock is currently traded on the Over-the-Counter Bulletin Board, this warrant has not been granted. The second warrant is exercisable, through September 2013, for 200,000 shares of common stock at an exercise price of $2.50 per share. The warrants provide for an exercise on a “cashless” or “net issuance” basis and are subject to adjustment for events such as stock splits, stock dividends, distributions, reorganizations, consolidations, and mergers affecting the Company’s common stock.

In 2007, the Company also issued 50,000 warrants to a third party at an exercise price of $2.50 per share in return for professional and consulting services, exercisable through November 2012. The Company valued these warrants based on the Black-Scholes option pricing model and recorded $122,070 as a non-cash charge.

The Black-Scholes assumptions used for warrants for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Risk-free interest rate	2.13%	2.13%
Expected dividend yield	0%	0%
Expected volatility	80.5%	80.5%
Expected life of option	5 years	5 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	2,931,712	$2.47
Granted	750,000	$0.50
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	3,681,712	$2.06	2.92 years	*
Warrants Exercisable at December 31, 2009	3,681,712	$2.06	2.92 years	*

*Intrinsic value less than zero

Note 12.	INCOME TAXES

The Company files separate tax returns for its parent and AdnaGen AG, the Company’s German operating subsidiary.  The parent company does not benefit from any losses or incur any tax liabilities with respect to its ownership of AdnaGen AG.  Accordingly, the Company has not incurred any U.S. Federal or State tax expense since its inception.

Significant deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009		2008

Deferred tax assets:
Net operating loss carryforwards, United States		$5,206,000		$4,912,000
Impairment loss		607,000		607,000
Share-based compensation and consulting		1,650,000		985,000
Other		20,000		27,000
Total deferred tax assets		7,483,000		6,531,000
Less: valuation allowance		(7,483,000)		(6,531,000)
Net deferred tax assets	$	−	$	−

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009 and 2008.

At December 31, 2008, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $15.3 million available to offset future taxable income which will expire at various dates through 2029.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.  AdnaGen AG tax attributes from its separately filed tax return in Germany is subject to the rules and regulations of that country.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2009	2008
Expected tax expense (benefit)	(34.0)%	(34.0)%

Permanent differences:
Translation loss and other items	7.9%	0.4%
Rate differential and impact of foreign subsidiary	6.3%	4.2%
Change in valuation allowance	19.8%	29.4%
Consolidated effective tax rate	–%	–%

The Company files income tax returns in the U.S. federal and Texas jurisdictions, and is no longer subject to tax examinations for years prior to 2004.

Note 13.	SEGMENT INFORMATION

The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells.  Sales to customers outside the United States (in Europe) are made by AdnaGen AG, the Company’s German subsidiary.

A summary of the Company’s operations for the years end December 31, 2009 and 2008 is provided below:

	2009
	OncoVista	AdnaGen	Total

Revenues	$–	$982,048	$982,048
Operating expenses	3,927,905	1,835,284	5,763,189
Loss from operations	(3,927,905)	(853,236)	(4,781,141)
Other income (expense), net	(2,601)	(40,363)	(42,964)
Net loss	$(3,930,506)	$(893,599)	$(4,824,105)

Total assets	$32,024	$378,118	$410,142

	2008
	OncoVista	AdnaGen	Total

Revenues	$–	$503,325	$503,325
Operating expenses	6,593,916	1,920,830	8,514,746
Loss from operations	(6,593,916)	(1,417,505)	(8,011,421)
Other income (expense), net	9,760	519,637	529,397
Net loss	$(6,584,156)	$(897,868)	$(7,482,024)

Total assets	$85,824	$468,309	$554,133

Note 14.	SUBSEQUENT EVENTS

In January 2010, the Company obtained consent from the holders of the Bridge Note financing (See Note 6) to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that the Company obtains a “Qualified Financing”.  The Company revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5.0 million to $3.0 million, and increased the interest rate from 10 percent to 12 percent.  Additionally, the Company extended the expiration date for the warrants granted in connection with the financing to July 15, 2014, and the exercise price was reduced to $0.10 per share.