Form 10-Q
period 2010-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2010-05-14
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,149,675 shares of common stock with a par value of $.001 outstanding as of May 10, 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,144	$108,994
Accounts receivable	104,162	113,187
Inventory	25,310	26,962
Prepaid and other current assets	14,331	25,329

Total current assets	204,947	274,472

Equipment, net	75,689	91,341
Deposits and other assets	41,739	44,329

Total assets	$322,375	$410,142

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND DEFICIT

Current liabilities:
Accounts payable	$1,307,586	$1,279,278
Accrued expenses	1,317,838	1,995,800
Derivative liability	234,419	46,704
Loans payable, related party	345,364	259,556
Notes payable (including $350,000 of related party notes payable)	1,522,750	1,541,016
Contingently restructured debt	–	6,176,310
Accrued interest payable	429,121	359,983

Total current liabilities	5,157,078	11,658,647

Commitments and contingencies

Contingently redeemable noncontrolling interest	5,811,345	–

Deficit:
OncoVista Innovative Therapies stockholders’ deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,149,675 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	21,149	21,149
Additional paid-in capital	18,898,906	18,560,394
Accumulated deficit	(28,638,430)	(28,357,947)
Accumulated other comprehensive loss	(881,406)	(1,430,618)

Total OncoVista Innovative Therapies stockholders’ deficit	(10,599,781)	(11,207,022)

Noncontrolling interest	(46,267)	(41,483)

Total deficit	(10,646,048)	(11,248,505)
	−	−
Total liabilities, contingently redeemable noncontrolling interest and deficit	$322,375	$410,142

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Licensing	$41,235	$9,276
Diagnostic kits	294,463	158,405
Research and development revenue	–	10,132

Total revenues	335,698	177,813

Operating expenses:
Research and development	269,994	673,246
General and administrative	485,848	1,141,419

Total operating expenses	755,842	1,814,665

Loss from operations	(420,144)	(1,636,852)

Other income (expense):
Interest expense	(105,892)	(161,368)
(Loss) gain on derivative liability	(187,715)	272,325
Extinguishment of minimum royalty liability	520,000	–
Other	(109,609)	(44,762)

Total other income (expense), net	116,784	66,195

Net loss	(303,360)	(1,570,657)

Net loss attributable to noncontrolling interest	4,783	15,572
Net loss attributable to contingently redeemable noncontrolling interest	18,094	–

Net loss attributable to OncoVista Innovative Therapies	$(280,483)	$(1,555,085)

Net loss per share - basic and diluted	$(0.01)	$(0.08)

Weighted average number of shares outstanding during the period - basic and diluted	20,483,008	18,316,475

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net loss	$(303,360)	$(1,570,657)

Other comprehensive income (loss):

Foreign currency translation gain	549,212	488,568

Total other comprehensive income	549,212	488,568

Comprehensive income (loss)	245,852	(1,082,089)

Comprehensive loss attributable to noncontrolling interest	4,783	44,862

Comprehensive loss attributable to contingently redeemable noncontrolling interest	18,094	—

Comprehensive income (loss) attributable to OncoVista Innovative Therapies	$268,729	$(1,037,227)

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(303,360)	$(1,570,657)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	11,897	17,194
Amortization of debt discount	25,637	96,344
Employee stock-based compensation	307,301	530,927
Non-employee stock-based consulting	31,211	35,214
Non-employee stock-based consulting (warrants)	–	92,028
Loss (gain) on derivative liability	187,715	(272,325)
Changes in operating assets and liabilities:
Accounts receivable	2,202	29,152
Prepaid and other assets	9,728	6,109
Accounts payable	50,366	127,042
Accrued expenses	(671,421)	278,069
Accrued interest payable	85,987	39,679
Net cash used in operating activities	(262,737)	(591,224)

Cash flows from investing activities
Purchase of equipment	–	(636)
Net cash used in investing activities	–	(636)

Cash flows from financing activities
Proceeds from notes and loans payable, related party	95,000	350,000
Proceeds from notes payable	–	400,000
Net cash provided by financing activities	95,000	750,000

Net (decrease) increase in cash and cash equivalents	(167,737)	158,140

Effect of exchange rate changes on cash	119,887	65,801

Cash and cash equivalents at beginning of period	108,994	91,482

Cash and cash equivalents at end of period	$61,144	$315,423

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,227	$31,897

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

In August 2009, with the exception of the CEO, the Company terminated the employment of all employees of OncoVista, Inc. (“OncoVista”), the Company’s U.S. operating subsidiary.  AdnaGen AG (“AdnaGen”), the Company’s German operating subsidiary, has eight full-time employees. The Company is currently attempting to raise additional funding to provide working capital. The Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen, a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen, for consideration of $599,241. In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for consideration of $70,374 from now former AdnaGen shareholders.  As a result of these purchases, OncoVista now owns approximately 95% of AdnaGen subject to the contingent debt restructuring described below and in Note 6.

In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors which resulted in exchanging approximately €4.3 million ($5.8 million) of debt and related accrued interest for an equity share of approximately 18% of AdnaGen.  The shares were contingently issued in January 2010 and are presented as contingently redeemable noncontrolling interest as of March 31, 2010. In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $1.1 million in receivables, advances, loans and related interest as of March 31, 2010, due from AdnaGen.  The debt restructuring and the related share issuance is contingent on AdnaGen raising a minimum of €2.0 million ($2.7 million) that was originally to be due no later than July 30, 2009 (extended to May 31, 2010).  After the contingent restructuring, OncoVista owns approximately 78% of AdnaGen.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of the Company’s Form 10-K for the year ended December 31, 2009, filed with the Commission on March 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT, OncoVista and AdnaGen (collectively, the “Company”).  All intercompany balances have been eliminated.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, estimates relating to the fair value of derivative liabilities and the valuation allowance for deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss, which includes certain changes in equity that are excluded from net earnings, primarily foreign currency translation adjustments.

Accounts and Other Receivables

There has been no identifiable bad debt expense during the three months ended March 31, 2010 and 2009, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

Noncontrolling interest

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest) as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented. In addition, the amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the consolidated statement of operations. Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity. As described in Note 1, the Company negotiated a contingent debt restructuring with three of its major creditors. As such, the contingently redeemable noncontrolling interest is shown as a separate caption between liabilities and equity (mezzanine section). The carrying value of the contingently redeemable noncontrolling interest reflects the carrying value of the debt and related interest.

Customer Concentration

For the three months ended March 31, 2010 and 2009, the Company derived a substantial portion of its revenues from three customers accounting for 73% of the Company’s revenue (50%, 14% and 9%), and three customers for 60% of the Company’s revenue (28%, 22% and 10%), respectively.

Three customers accounted for approximately 76% of the accounts receivable balance (44%, 18% and 14%) at March 31, 2010, and two customers accounted for approximately 75% of the balance (44% and 31%) at December 31, 2009.

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

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2010 and 2009, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2010	2009

Stock options outstanding under various stock option plans	650,000	2,190,000
Warrants	3,681,712	3,681,712
Total	4,331,712	5,871,712

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Note 3.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $303,000 and net cash used in operations of approximately $263,000 for the three months ended March 31, 2010, a working capital deficit of approximately $5.0 million, an accumulated deficit of approximately $28.7 million and a total deficit of approximately $10.6 million at March 31, 2010. The Company is also in default on certain loans, notes, and related accrued interest aggregating $137,611 at March 31, 2010 (see Note 7). These factors raise significant doubt about the Company’s ability to continue as a going concern.

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

In January 2009, the Company secured $750,000 in bridge financing and has engaged several investment banks to assist in raising funding to support ongoing development activities. The Company also obtained additional funding of approximately $95,000 during the three months ended March 31, 2010 from related parties. As described in Note 1, the Company also restructured approximately $5.8 million of debt and related accrued interest subject to the Company raising a certain amount of additional funding. There can be no assurance that these financings will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4.	EQUIPMENT

Equipment balances at March 31, 2010 and December 31, 2009 are summarized below:

	2010	2009

Equipment	$498,248	$528,795
Computer and office equipment	102,177	108,747
Furniture and fixtures	5,554	5,554
	605,979	643,096
Less: accumulated depreciation	(530,290)	(551,755)
Equipment, net	$75,689	$91,341

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2010 and December 31, 2009 are summarized below:

	2010	2009

Legal and professional	$403,967	$988,584
Clinical and other studies	279,197	279,197
Compensation	283,030	347,526
Other	351,644	380,493
Total accrued expenses	$1,317,838	$1,995,800

In March 2010, we terminated our license agreements and returned the intellectual property related to technologies associated with tubulin isotype-specific anti-mitotics and a proprietary database of tubulin structures.  In return, we are no longer obligated to pay $520,000 in liabilities for minimum royalties associated with these licenses. Accordingly, in March 2010 we reversed the accrued liability which was included in current liabilities on the Company’s consolidated balance sheets.

Note 6.	DERIVATIVE LIABILITY

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement (which did not effect the liability classification of the associated warrants).  In consideration for the modification, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share. The modification of the terms of the warrants resulted in an additional expense at the amendment date of $67,172. At March 31, 2010 and December 31, 2009, the estimated fair value of the derivative liability was $234,419 and $46,704, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

March 31, 2010
Expected term	4.25 years
Volatility	86.5%
Risk-free interest rate	0.43%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of March 31, 2010, are as follows:

	Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$234,419	$–	$234,419	$–

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
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of March 31, 2010 and December 31, 2009, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short-term nature of these instruments.  The fair value of debt due to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Note 7.	DEBT

The Company had the following outstanding loans and notes payable at March 31, 2010 and December 31, 2009:

	2010	2009

Unsecured loans payable to third parties with interest at 10% and due on demand[1]	$–	$1,341,062
Unsecured note payable to a third party with interest at 5%, maturing in December 2010[1]	–	2,149,950
Unsecured note payable to a third party with interest at 9%, maturing in December 2010[1]	–	1,433,300
	–	4,924,312
Unsecured loans payable to related parties with interest at 10% and due on demand[2]	345,364	259,556
Unsecured notes payable to third parties with interest at 10%, maturing in July 2010[3]	750,000	724,366
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005[4]	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008[5]	672,750	716,650

Total loans and notes payable	1,868,114	6,724,884
Less: current portion	(1,868,114)	(6,724,884)
Total long-term debt	$–	$–

1  In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors (see Note 1).
2  Amount relates to loans and advances from the CEO and companies affiliated with the CEO.
3  Includes Bridge Notes in the principal amount of $350,000 to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 to Wexford Spectrum Trading Limited.  Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock. Prior to the January 2010 amendment described below, the notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon which the Company consummates a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.
4  The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share.
5  Amount relates to an unsecured note payable in the amount of €500,000 with a contingent repayment plan for which principal is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In January 2010, the Company issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 together with accrued interest of $1,251,998 as of December 31, 2009, which is recorded as contingently redeemable noncontrolling interest as of March 31, 2010 (Note 1).

In January 2010, the Company obtained consent from the holders of the Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that the Company obtains a “Qualified Financing.”  The term “Qualified Financing” was also revised from aggregate gross proceeds which equal or exceed $5.0 million to $3.0 million and the interest rate was increased from 10% to 12%.

In March 2010, the Company also obtained consent from the holders of the Bridge Note financing to formalize agreements for advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.

Note 8.	RELATED PARTY TRANSACTIONS

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is a beneficial owner of Lipitek International, Inc. (“Lipitek”) and Lipitek Research, LLC (“Lipitek Research”).  The Company leases its laboratory space from Lipitek under a five-year lease agreement for approximately $17,000 per month that expired in December 2009.  The Company continues to occupy this space on a month-to-month basis and has been accruing approximately $17,000 per month in payments for this space.

In November 2005, the Company entered into a purchase agreement with Lipitek and the Company’s CEO, Chairman of the Board, and President, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through March 31, 2010, the Company has paid $300,000 toward this agreement and has accrued $350,000 representing one-half of the amounts for 2008, all of the 2009 and the first quarter of 2010, which are included in accounts payable in the consolidated balance sheets. During 2010 and 2009, the Company paid no amounts toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or December 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2009, the Company did not recognize, and thus far in 2010, the Company has not recognized, any revenue from its share of Lipitek revenues.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”). In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a Clinical Laboratory Improvement Amendments (“CLIA”) laboratory based in New York in order to support on-going and planned clinical trials. In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers’ sole discretion. These agreements continue through December 2013, unless terminated by either party under the terms of the agreement. The Company recorded approximately $18,000 (€13,000) and $33,000 (€24,000) in revenue from the sale of diagnostic kits to Biomarkers in the three months ended March 31, 2010 and 2009, respectively.

Note 9.	CHANGES IN DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2010, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	650,000
Warrants outstanding	3,681,712
Stock options available for grant	2,916,800

7,248,512

Restricted Stock

In October 2007, the Company granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance. These shares vest, subject to future service requirements, two-thirds on January 1, 2010 and one-third on January 1, 2011. As of March 31, 2010, there was approximately $875,000 of total unrecognized compensation cost related to unvested restricted stock. For the three months ended March 31, 2010 and 2009, the Company recognized compensation expense of $291,667 for vested restricted stock grants.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years. The Company granted stock options to acquire 1,010,000 shares of common stock for future services having a fair value $1,054,560 during the three months ended March 31, 2009. No options were granted during the three months ended March 31, 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2010 and 2009, with respect to awards under the Company’s stock plans are as follows:

	2010	2009
Research and development	$–	$116,380
General and administrative	15,634	122,880
Total employee stock-based compensation	$15,634	$239,260

In addition to options granted to employees, the Company historically granted options to consultants and for the three months ended March 31, 2010 and 2009, recognized $31,211 and $35,214, respectively, as consulting expense.  Such amounts are included in general and administrative expense in the consolidated statements of operations in each of the three months ended March 31, 2010 and 2009.

The Company has followed fair value accounting and the related authoritative guidance for share based compensation. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used in the three months ended March 31, 2009 are as follows:

Risk-free interest rate	0.45-1.46%
Expected dividend yield	0%
Expected volatility	86.5%
Expected life of option	10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	650,000	$1.57
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at March 31, 2010	650,000	$1.57	6.13 years	$74,800
Options Exercisable at March 31, 2010	522,500	$1.47	5.93 years	$74,800

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2010:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2010	140,000	$1.92
Granted	–	–
Vested	(12,500)	1.39
Cancelled or forfeited	–	–
Outstanding at March 31, 2010	127,500	1.97

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Warrants

The following is a summary of the Company’s warrant activity:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,681,712	$2.06
Granted	−	−
Exercised	−	−
Forfeited	−	−
Outstanding at March 31, 2010	3,681,712	2.06
Exercisable at March 31, 2010	3,681,712	2.06

Note 10.	SEGMENT INFORMATION

The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells.  Sales to customers outside the United States (in Europe) are made by AdnaGen, the Company’s German subsidiary.

A summary of the Company’s operations for the three months ended March 31, 2010 and 2009 is provided below:

	2010
	OncoVista		AdnaGen	Total

Revenues	$	−	$335,698	$335,698
Operating expenses		420,303	335,539	755,842
(Loss) income from operations		(420,303)	159	(420,144)
Other expense		220,932	(104,148)	116,784
Net loss		$(199,371)	$(103,989)	$(303,360)

Total assets		$45,693	$276,682	$322,375

	2009
	OncoVista		AdnaGen	Total

Revenues	$	−	$177,813	$177,813
Operating expenses		1,356,906	457,759	1,814,665
Loss from operations		(1,356,906)	(279,946)	(1,636,852)
Other expense		110,359	(44,164)	66,195
Net loss		$(1,246,547)	$(324,110)	$(1,570,657)

Total assets		$250,947	$449,200	$700,147

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11.	SUBSEQUENT EVENTS

In May 2010, the Company issued to a consulting firm warrants to acquire 250,000 shares of its common stock, with up to 150,000 vesting in equal monthly installments over six months at an exercise price of $0.38 for shares vesting in the first three months, and an exercise price equal to the last ten day average closing price at the end of the third month for the shares vesting the last three months.  Of the remaining warrants to acquire 100,000 shares of common stock, 50,000 vested immediately at an exercise price of $0.38, and 50,000 vest on the first day of the fourth month at an exercise price of equal to the last ten day average closing price through the last trading day of the third month.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Commission.

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” mean OncoVista Innovative Therapies, Inc. and our subsidiaries, OncoVista, Inc. (“OncoVista”) and AdnaGen A.G. (“AdnaGen”), collectively, unless otherwise indicated.

Overview

We are a biopharmaceutical company commercializing diagnostic tests for metastatic tumors, as well as developing targeted anticancer therapies by utilizing tumor-associated biomarkers. We have developed diagnostic kits for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer. Subject to availability of sufficient working capital and AdnaGen generating positive cash flow to support their operations within the next 12 months, we believe we are positioned to leverage our ownership in our diagnostics company, AdnaGen, to realize revenues from sales of AdnaGen’s CE-marked diagnostic kits in Europe, while utilizing the diagnostic technology to guide and expedite our anticancer drug development efforts.

Our product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. We are not committed to any single treatment modality or class of compound, but believe that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous 12 months. In August 2009, with the exception of our Chief Executive Officer, we terminated the employment of all employees of OncoVista, our U.S. subsidiary, and instead engage  independent contractors on an as-needed basis. We are currently attempting to raise additional funds to provide working capital. We have received and continue to receive cash advances from companies affiliated with our Chief Executive Officer to support continuing operations.  See Note 3 of the condensed consolidated financial statements.

Development Programs

Our most advanced drug candidate is OVI-237, a liposomal formulation of a thymidylate synthase (“TS”) inhibitor which has been administered in over 150 patients so far in various Phase I and Phase II trials. The drug was in-licensed in November 2007 and we finalized the protocol and selected clinical sites to conduct a Phase II study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. Subject to the availability of sufficient working capital, we plan on initiating the trial in 2010.

Our next most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (“TdT”). We have received orphan drug designation from the U.S. Food and Drug Administration (“FDA”) for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised.

We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the Investigational New Drug (“IND”) application for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND for review during 2010.

We are also marketing kits in Europe for the detection of CTCs in breast, colon, ovarian, and prostate cancer patients. The kits are manufactured by AdnaGen, our German subsidiary, and marketed through non-exclusive distribution agreements in Europe. We have also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.  We have developed the protocol for a pivotal trial in metastatic breast cancer to obtain approval to market the kit in the U.S.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenue. Revenues were approximately $336,000 for the three months ended March 31, 2010, an increase of $158,000, or 88%, compared to approximately $178,000 for the three months ended March 31, 2009.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2010	2009
Diagnostic kits	$294,463	$158,405
Licensing	41,235	9,276
Research and development	–	10,132
Total revenues	$335,698	$177,813

The increase in revenue in the three months ended March 31, 2010 is primarily attributable to an increase in sales from diagnostic kits. AdnaGen executed several non-exclusive distribution agreements to sell kits in the European territory. During the three months ended March 31, 2010, we recorded $18,000 (€13,000) in revenue from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $400,000, or 60%, to approximately $270,000 for the three months ended March 31, 2010, as compared to approximately $670,000 for the three months ended March 31, 2009.  The decrease in 2010 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $656,000, or 57%, to approximately $486,000 for the three months ended March 31, 2010 compared to approximately $1.1 million for the three months ended March 31, 2009.  In 2010, the decrease was due primarily to reduced costs for legal and professional services. Additionally, the decrease is related to terminating the employment of certain OncoVista employees.

Other Income (Expense). Other income (expense) increased approximately $51,000, or 76%, to income of approximately $117,000 for the three months ended March 31, 2010 compared to income of approximately $66,000 for the three months ended March 31, 2009.  In 2010, the income is due primarily to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement and returning technology related to tubulin isotype-specific anti-mitotics.  This increase was partially offset by a loss on the derivative liability of $188,000 in 2010 compared to a gain on the derivative liability of $272,000 in 2009.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $1.3 million, or 81%, to approximately $303,000 for the three months ended March 31, 2010 from a net loss of approximately $1.6 million for the three months ended March 31, 2009.

Going Concern

Our consolidated financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a net loss of approximately $303,000 and net cash used in operations of approximately $263,000 for the three months ended March 31, 2010, a working capital deficit of approximately $5.0 million, an accumulated deficit of approximately $28.7 million and a total deficit of approximately $10.6 million at March 31, 2010.

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

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of approximately $61,000 compared to $109,000 at December 31, 2009. In order to preserve principal and maintain liquidity, our funds are primarily in operating or money market accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are insufficient to meet our anticipated operating cash needs in the next two to three months.  As such, we have received and continue to receive cash advances in the amount of approximately $345,000 from our CEO or companies affiliated with our CEO to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to further implement our strategic plan; resolve our liquidity problems, principally by obtaining additional debt and/or equity financing; and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  These factors raise doubt about our ability to continue as a going concern.

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors. In January 2010, we obtained consent from the holders of the Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that we obtain a “Qualified Financing.”  We revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5.0 million to $3.0 million, and increased the interest rate from 10% to 12%.  Additionally, we extended the expiration date for the warrants granted in connection with the financing to July 15, 2014, and the exercise price was reduced to $0.10 per share. We have also loaned or advanced to AdnaGen approximately €670,000 ($910,000) during the previous 24 months to support their operations.

In March 2010, we obtained consent from the holders of the Bridge Note financing to formalize agreements for advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.

We also believe the ability to execute our strategy relies largely on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until they attain revenue levels adequate to support their continued operations and, based on current projections, we expect that they will require at least €200,000 to €300,000 ($275,000 to $400,000) over the course of the next three to six months.

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

In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors which resulted in exchanging approximately €4.3 million ($5.8 million) of debt and related accrued interest for an equity share of approximately 18% of AdnaGen.  The shares were contingently issued in January 2010 and are presented as contingently redeemable noncontrolling interest as of March 31, 2010. In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $1.1 million in receivables, advances, loans and related interest as of March 31, 2010, due from AdnaGen.  The debt restructuring and the related share issuance is contingent on AdnaGen raising a minimum of €2.0 million ($2.7 million) that was originally to be due no later than July 30, 2009 (extended to May 31, 2010).  After the contingent restructuring, OncoVista owns approximately 78% of AdnaGen.

In January 2010, the Company issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 together with accrued interest of $1,251,998 as of December 31, 2009, which is recorded as contingently redeemable noncontrolling interest as of March 31, 2010.

Operating Activities.  For the three months ended March 31, 2010, net cash used in operating activities was approximately $263,000 compared to approximately $591,000 for the three months ended March 31, 2009. Cash used in operating activities decreased $328,000, or 55%, primarily due to a decrease in our net loss of approximately $1.3 million, or 81%, for the three months ended March 31, 2010 to $303,000 as compared to approximately $1.6 million for the three months ended March 31, 2009.  In addition to a decrease in our net loss, operating activities were impacted by a loss in the current year for the derivative liability related to the bridge round of debt financing compared to a gain in the prior year.  Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning the technology.

Investing Activities. For the three months ended March 31, 2010, we used no cash in investing activities compared to $600 for the three months March 31, 2009. Cash used in investing activities decreased as a result of purchases of equipment in the prior year.

Financing Activities.  Cash provided by financing activities was $95,000 for the three months ended March 31, 2010 as compared to cash provided by financing activities of approximately $750,000 for the three months ended March 31, 2009.  The decrease was primarily due to proceeds from the completion of a bridge loan in January 2009, partially offset by loans from a related party in the current quarter.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer (“CEO”), management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed in Item 9A(T) of our Form 10-K for the year ended December 31, 2009. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 4T – CONTROLS AND PROCEDURES

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Agreement with Gilford Securities Incorporated, dated April 1, 2010

10.2	Letter of Engagement with Motion Communications, Inc., effective May 1, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 13, 2010