Form 10-Q
period 2010-06-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2010-08-16
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,149,675 shares of common stock with a par value of $.001 outstanding as of August 10, 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$84,424	$108,994
Accounts receivable	93,847	113,187
Inventory	22,964	26,962
Prepaid and other current assets	4,911	25,329

Total current assets	206,146	274,472

Equipment, net	64,650	91,341
Deposits and other assets	38,061	44,329

Total assets	$308,857	$410,142

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND DEFICIT

Current liabilities:
Accounts payable	$1,325,481	$1,279,278
Accrued expenses	1,367,532	1,995,800
Derivative liability	250,666	46,704
Loans payable, related party	400,388	259,556
Notes payable (including $350,000 of related party notes payable)	1,460,400	1,541,016
Contingently restructured debt	–	6,176,310
Accrued interest payable (including related party interest of $69,220 and $33,466 at June 30, 2010 and December 31, 2009, respectively)	443,927	359,983

Total current liabilities	5,248,394	11,658,647

Commitments and contingencies

Contingently redeemable noncontrolling interest	5,293,251	–

Deficit:
OncoVista Innovative Therapies stockholders’ deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,149,675 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21,149	21,149
Additional paid-in capital	19,244,408	18,560,394
Accumulated deficit	(29,332,581)	(28,357,947)
Accumulated other comprehensive loss	(117,810)	(1,430,618)

Total OncoVista Innovative Therapies stockholders’ deficit	(10,184,834)	(11,207,022)

Noncontrolling interest	(47,954)	(41,483)

Total deficit	(10,232,788)	(11,248,505)
	−	−
Total liabilities, contingently redeemable noncontrolling interest and deficit	$308,857	$410,142

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Diagnostic kits (including related party revenue of $10,000 and $56,000 for the three months ended June 30, 2010 and 2009, respectively, and $68,000for the six months ended June 30, 2010 and 2009, respectively)	$283,873	$271,140	$578,336	$429,546
Licensing	23,306	8,506	64,541	17,782
Research and development revenue	15,946	211	15,946	10,342

Total revenues	323,125	279,857	658,823	457,670

Operating expenses:
Research and development	306,796	677,130	576,790	1,350,376
General and administrative	560,386	1,088,340	1,046,234	2,229,759

Total operating expenses	867,182	1,765,470	1,623,024	3,580,135

Loss from operations	(544,057)	(1,485,613)	(964,201)	(3,122,465)

Other income (expense):
Interest expense	(99,693)	(160,498)	(205,585)	(321,867)
Extinguishment of royalty liability	−	−	520,000	−
(Loss) gain on derivative liability	(16,247)	170,625	(203,962)	442,950
Other	(42,224)	65,117	(151,833)	20,355

Total other income (expense), net	(158,164)	75,244	(41,380)	141,438

Net loss	(702,221)	(1,410,369)	(1,005,581)	(2,981,027)

Net loss attributable to noncontrolling interest	1,688	8,189	6,471	23,761
Net loss attributable to contingently redeemable noncontrolling interest	6,382	–	24,476	–

Net loss attributable to OncoVista Innovative Therapies	$(694,151)	$(1,402,180)	$(974,634)	$(2,957,266)

Net loss per share - basic and diluted	$(0.03)	$(0.08)	$(0.05)	$(0.16)

Weighted average number of shares outstanding during the period - basic and diluted	20,483,008	18,316,475	20,483,008	18,316,475

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(702,221)	$(1,410,369)	$(1,005,581)	$(2,981,027)

Other comprehensive income (loss):

Foreign currency translation gain (loss)	763,596	(503,552)	1,312,808	7,517

Total other comprehensive income	763,596	(503,552)	1,312,808	7,517

Comprehensive income (loss)	61,375	(1,913,921)	307,227	(2,973,510)

Comprehensive loss attributable to noncontrolling interest	1,688	8,189	6,471	30,550
Comprehensive loss attributable to contingently redeemable noncontrolling interest	6,382	–	24,476	–

Comprehensive income (loss) attributable to OncoVista Innovative Therapies	$69,445	$(1,905,732)	$338,174	$(2,942,960)

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,005,581)	$(2,981,027)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	21,962	33,726
Amortization of debt discount	41,882	211,956
Employee stock-based compensation	614,603	1,132,556
Non-employee stock-based consulting	36,413	70,426
Non-employee stock-based consulting (warrants)	32,998	92,028
Loss (gain) on derivative liability	203,962	(442,950)
Changes in operating assets and liabilities:
Accounts receivable	2,915	100,975
Prepaid and other assets	18,161	17,772
Accounts payable	95,565	435,273
Accrued expenses	(590,816)	518,061
Accrued interest payable	125,913	54,890
Net cash used in operating activities	(402,023)	(756,314)

Cash flows from investing activities
Purchase of equipment	(3,925)	(650)
Net cash used in investing activities	(3,925)	(650)

Cash flows from financing activities
Proceeds from loans and notes payable, related party	196,277	350,000
Proceeds from notes payable	–	400,000
Net cash provided by financing activities	196,277	750,000

Net decrease in cash and cash equivalents	(209,671)	(6,964)

Effect of exchange rate changes on cash	185,101	19,271

Cash and cash equivalents at beginning of period	108,994	91,482

Cash and cash equivalents at end of period	$84,424	$103,789

Supplemental disclosures of cash flow information:
Cash paid for interest	$665	$48,270

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

In August 2009, with the exception of the Chief Executive Officer (“CEO”), the Company terminated the employment of all employees of OncoVista, Inc. (“OncoVista”), the Company’s U.S. operating subsidiary.  AdnaGen AG (“AdnaGen”), the Company’s German operating subsidiary, has eight full-time employees. The Company is currently attempting to raise additional funding to provide working capital. The Company has received and continues to receive cash advances from companies affiliated with the CEO to support continuing operations.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen, a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen for $599,241. In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen for $70,374 from now former AdnaGen shareholders.  As a result of these purchases, OncoVista now owns approximately 95% of AdnaGen subject to the contingent debt restructuring described below and in Note 7.

In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors which resulted in exchanging approximately €4.3 million ($5.3 million) of debt and related accrued interest for an equity share of approximately 18% of AdnaGen.  The shares were contingently issued in January 2010 and are presented as contingently redeemable noncontrolling interest as of June 30, 2010.  In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $1.0 million in receivables, advances, loans and related interest as of June 30, 2010, due from AdnaGen.  The debt restructuring and the related share issuance is contingent on AdnaGen raising a minimum of €2.0 million ($2.7 million) that was originally to be due no later than July 30, 2009.  In July 2009, we received an extension until December 31, 2009, subsequently extended to May 2010,  In May 2010, we received an additional extension until December 2011. After the contingent restructuring, OncoVista now owns approximately 78% of AdnaGen.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

Accounts and Other Receivables

There has been no identifiable bad debt expense during the six months ended June 30, 2010 and 2009, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

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

Customer Concentration

For the three months ended June 30, 2010 and 2009, the Company derived a substantial portion of its revenues from three customers accounting for 77% of the Company’s revenue (38%, 30% and 9%), and three customers for 63% of the Company’s revenue (30%, 20% and 13%), respectively. For the six months ended June 30, 2010 and 2009, the Company derived a substantial portion of its revenues from three customers accounting for 61% of the Company’s revenue (43%, 9% and 9%), and four customers for 68% of the Company’s revenue (21%, 19%, 15% and 13%), respectively.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Four customers accounted for approximately 81% of the accounts receivable balance (32%, 24%, 15% and 10%) at June 30, 2010, and two customers accounted for approximately 75% of the balance (44% and 31%) at December 31, 2009.

Net Loss per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Unvested restricted stock is excluded from the basic weighted average number of common shares outstanding as these shares are subject to certain contingencies. For the three and six months ended June 30, 2010, there were 666,667 shares that were unvested. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the effect of share equivalents.  Common stock equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants and stock options.

At June 30, 2010 and 2009, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2010	2009

Stock options outstanding under various stock option plans	650,000	2,190,000
Warrants	3,881,712	3,681,712
Total	4,531,712	5,871,712

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Note 3.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.0 million and net cash used in operations of approximately $402,000 for the six months ended June 30, 2010, a working capital deficit of approximately $5.0 million, an accumulated deficit of approximately $29.3 million and a total deficit of approximately $10.2 million at June 30, 2010. The Company is also in default on certain loans, notes, and related accrued interest aggregating $139,605 at June 30, 2010 (see Note 7). These factors raise significant doubt about the Company’s ability to continue as a going concern.

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

In January 2009, the Company secured $750,000 in bridge financing and has engaged several investment banks to assist in raising funding to support ongoing development activities. The Company also obtained additional funding of approximately $196,000 during the six months ended June 30, 2010 from related parties. As described in Note 1, the Company also restructured approximately $5.3 million of debt and related accrued interest subject to the Company raising a certain amount of additional funding. There can be no assurance that these financings will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4.	EQUIPMENT

Equipment balances at June 30, 2010 and December 31, 2009 are summarized below:

	2010	2009

Equipment	$454,863	$528,795
Computer and office equipment	96,270	108,747
Furniture and fixtures	5,554	5,554
	556,687	643,096
Less: accumulated depreciation	(492,037)	(551,755)
Equipment, net	$64,650	$91,341

Note 5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2010 and December 31, 2009 are summarized below:

	2010	2009

Legal and professional	$454,301	$988,584
Clinical and other studies	279,197	279,197
Compensation	305,599	347,526
Other	328,436	380,493
Total accrued expenses	$1,367,532	$1,995,800

In March 2010, the Company terminated its license agreements and returned the intellectual property related to technologies associated with tubulin isotype-specific anti-mitotics and a proprietary database of tubulin structures.  As a result, the Company is no longer obligated to pay $520,000 in liabilities for minimum royalties associated with these licenses. Accordingly, in March 2010, the Company reversed the accrued liability which has been included in current liabilities on the Company’s consolidated balance sheets.

Note 6.	DERIVATIVE LIABILITY

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants. In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share. The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date. At June 30, 2010 and December 31, 2009, the estimated fair value of the derivative liability was $250,666 and $46,704, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

June 30, 2010
Expected term	4-5 years
Volatility	86.5%-100.4%
Risk-free interest rate	0.25%-0.43%
Dividend yield	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements

Assets and liabilities measured at fair value as of June 30, 2010, are as follows:

	Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$250,666	$–	$250,666	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of June 30, 2010 and December 31, 2009, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate their carrying amounts due to the short-term nature of these instruments.  The fair value of debt due to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Note 7.	DEBT

In January 2010, the Company issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 together with accrued interest of $1,251,998 as of December 31, 2009, which is recorded as contingently redeemable noncontrolling interest at June 30, 2010 (see Note 1).

In January 2010, the Company obtained consent from the holders of the Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that the Company obtains a “Qualified Financing.”  The term “Qualified Financing” was also revised from aggregate gross proceeds which equal or exceed $5.0 million to $3.0 million and the interest rate was increased from 10% to 12%.  In July 2010, the Company received an extension until December 31, 2010, and increased the number of warrants to be issued by 50%, extending the exercise period to December 31, 2014.

In March 2010, the Company also obtained consent from the holders of the Bridge Note financing to formalize agreements for loans and advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company had the following outstanding loans and notes payable at June 30, 2010 and December 31, 2009:

	2010	2009

Unsecured loans payable to third parties with interest at 10% and due on demand[1]	$–	$1,341,062
Unsecured note payable to a third party with interest at 5%, maturing in December 2010[1]	–	2,149,950
Unsecured note payable to a third party with interest at 9%, maturing in December 2010[1]	–	1,433,300
	–	4,924,312
Unsecured loans payable to related parties with interest at 10% and due on demand[2]	400,388	259,556
Unsecured notes payable to third parties with interest at 10%, maturing in July 2010[3]	750,000	724,366
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005[4]	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008[5]	610,400	716,650

Total loans and notes payable	1,860,788	6,724,884
Less: current portion	(1,860,788)	(6,724,884)
Total long-term debt	$–	$–

Note 8.	RELATED PARTY TRANSACTIONS

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

In November 2005, the Company entered into a purchase agreement with Lipitek and the Company’s CEO, Chairman of the Board, and President, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through June 30, 2010, the Company has paid $300,000 toward this agreement and has accrued $400,000 representing one-half of the amounts for 2008, and all of the 2009 and 2010 amounts, which are included in accounts payable in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. During 2010 and 2009, the Company did not make any payments toward the agreement which expense is included as a component of research and development expenses.

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

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. Biomarkers will have the capability to run AdnaGen assays in a Clinical Laboratory Improvement Amendments (“CLIA”) laboratory based in New York in order to support on-going and planned clinical trials.  In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers’ sole discretion. These agreements continue through December 2013, unless terminated by either party under the terms of the agreement. The Company recorded approximately $10,000 (€8,000) and $68,000 (€51,000) in revenue from the sale of diagnostic kits to Biomarkers in the six months ended June 30, 2010 and 2009, respectively.

Note 9.	CHANGES IN DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At June 30, 2010, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	650,000
Warrants outstanding	3,881,712
Stock options available for grant	2,916,800

7,448,512

Restricted Stock

In October 2007, the Company granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vest, subject to future service requirements, two-thirds on January 1, 2010 and one-third on January 1, 2011.  As of June 30, 2010, there was approximately $583,333 of unrecognized compensation cost related to unvested restricted stock.  For the three months ended June 30, 2010 and 2009, the Company recognized compensation expense of $291,667 for vested restricted stock grants. For the six months ended June 30, 2010 and 2009, the Company recognized compensation expense of $583,333 for vested restricted stock grants.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years.  The Company granted stock options to acquire 1,010,000 shares of common stock for future services having a fair value $1,054,560 during the six months ended June 30, 2009. No options were granted during the six months ended June 30, 2010.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$–	$149,608	$–	$265,988
General and administrative	15,636	160,354	31,270	283,235
Total employee stock-based compensation	$15,636	$309,962	$31,270	$549,223

In addition to options granted to employees, the Company historically granted options to consultants and for the six months ended June 30, 2010 and 2009, recognized $36,413 and $70,426, respectively, as consulting expense.  Such amounts are included in general and administrative expense in the consolidated statements of operations in each of the six months ended June 30, 2010 and 2009. As of June 30, 2010, there was a total of approximately$77,000 in unrecognized compensation expense and no unrecognized consulting expense.

The Company has followed the related authoritative guidance for share based compensation. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	650,000	$1.57
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at June 30, 2010	650,000	$1.57	5.89 years	$79,800
Options Exercisable at June 30, 2010	572,500	$1.56	5.69 years	$79,800

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2010:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2010	140,000	$1.92
Granted	–	–
Vested	(62,500)	2.28
Cancelled or forfeited	–	–
Outstanding at June 30, 2010	77,500	1.63

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,681,712	$2.06
Granted	200,000	0.40
Exercised	−	−
Forfeited	−	−
Outstanding at June 30, 2010	3,881,712	1.96
Exercisable at June 30, 2010	3,756,712	2.03

In May 2010, the Company agreed to issue to a consulting firm warrants to acquire 250,000 shares of its common stock, with up to 150,000 vesting in equal monthly installments over six months at an exercise price of $0.38 for shares vesting in the first three months, and an exercise price equal to the last ten day average closing price at the end of the third month for the shares vesting the last three months.  Of the remaining warrants to acquire 100,000 shares of common stock, 50,000 vested immediately at an exercise price of $0.38, and 50,000 will be issued and vest on the first day of the fourth month at an exercise price of equal to the ten day average closing price through the last trading day of the third month.  The Company valued these warrants at $70,800 based on the Black-Scholes option pricing model and recorded $33,000 as expense for  the warrants.  As of June 30, 2010, there was a total of approximately$38,000 in unrecognized consulting expense.

The Black-Scholes assumptions used for warrants granted in the six months ended June 30, 2010 are as follows:

Risk-free interest rate	0.25%
Expected dividend yield	0%
Expected volatility	100.4%
Expected life of option	5 years

Note 10.	SEGMENT INFORMATION

The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells.  Sales to customers outside the United States (in Europe) are made by AdnaGen, the Company’s German subsidiary.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s operations for the three and six months ended June 30, 2010 and 2009 is provided below:

	Three Months Ended June 30, 2010
	OncoVista		AdnaGen	Total

Revenues	$	−	$323,125	$323,125
Operating expenses		539,390	327,792	867,182
Loss from operations		(539,390)	(4,667)	(544,057)
Other income (expense)		(126,151)	(32,013)	(158,164)
Net loss		$(665,541)	$(36,680)	$(702,221)

	Three Months Ended June 30, 2009
	OncoVista		AdnaGen	Total

Revenues	$	−	$279,857	$279,857
Operating expenses		1,341,512	423,958	1,765,470
Loss from operations		(1,341,512)	(144,101)	(1,485,613)
Other income (expense)		123,575	(48,331)	75,244
Net loss		$(1,217,937)	$(192,432)	$(1,410,369)

	Six Months Ended June 30, 2010
	OncoVista		AdnaGen	Total

Revenues	$	−	$658,823	$658,823
Operating expenses		959,694	663,330	1,623,024
Loss from operations		(959,694)	(4,507)	(964,201)
Other income (expense)		94,781	(136,161)	(41,380)
Net loss		$(864,913)	$(140,668)	$(1,005,581)

Total assets		$39,862	$268,995	$308,857

	Six Months Ended June 30, 2009
	OncoVista		AdnaGen	Total

Revenues	$	−	$457,670	$457,670
Operating expenses		2,698,418	881,717	3,580,135
Loss from operations		(2,698,418)	(424,047)	(3,122,465)
Other income (expense)		233,933	(92,495)	141,438
Net loss		$(2,464,485)	$(516,542)	$(2,981,027)

Total assets		$59,747	$346,089	$405,836

Note 11.	SUBSEQUENT EVENTS

In July 2010, the Company obtained consent from the holders of the Bridge Note financing to extend the maturity date from July 15, 2010 until the earlier of December 31, 2010 or such time that the Company obtains a “Qualified Financing.”  In addition, the Company increased the number of warrants to be issued by 50%, and extended the exercise period to December 31, 2014.

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

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous 12 months. In August 2009, with the exception of our Chief Executive Officer (“CEO”), we terminated the employment of all employees of OncoVista, our U.S. subsidiary, and instead engage  independent contractors on an as-needed basis. We are currently attempting to raise additional funds to provide working capital. We have received and continue to receive cash advances from companies affiliated with our CEO to support continuing operations.  See Note 3 to the condensed consolidated financial statements.

Development Programs

Our most advanced drug candidate is OVI-237, a liposomal formulation of a thymidylate synthase (“TS”) inhibitor which has been administered in over 150 patients so far in various Phase I and Phase II trials. The drug was in-licensed in November 2007 and we finalized the protocol and selected clinical sites to conduct a Phase II study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer. Subject to the availability of sufficient working capital, we plan on initiating the trial in 2011.

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

We completed the GLP animal drug safety studies for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have begun to compile the Investigational New Drug (“IND”) application for submission to the FDA, which is a key step to conducting human clinical trials. Subject to availability of sufficient working capital, we plan to submit the completed IND for review during 2011.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenue. Revenues were approximately $323,000 for the three months ended June 30, 2010, an increase of $43,000, or 15%, compared to approximately $280,000 for the three months ended June 30, 2009.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2010	2009
Diagnostic kits	$283,873	$271,140
Licensing	23,306	8,506
Research and development	15,946	211
Total revenues	$323,125	$279,857

The increase in revenue in the three months ended June 30, 2010 is primarily attributable to an increase in revenue from licensing and research and development.  Additionally, during the three months ended June 30, 2010 and 2009, we recorded a return credit of $7,000 (€5,000) and revenue of $56,000 (€42,000), respectively, from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $370,000, or 55%, to approximately $307,000 for the three months ended June 30, 2010, as compared to approximately $677,000 for the three months ended June 30, 2009.  The decrease in 2010 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $528,000, or 49%, to approximately $560,000 for the three months ended June 30, 2010 compared to approximately $1.1 million for the three months ended June 30, 2009.  In 2010, the decrease was due primarily to reduced costs for legal and professional services. Additionally, the decrease is related to terminating the employment of certain OncoVista employees, as well as stock-based compensation expense recorded by the Company.

Other Income (Expense). Other income (expense) increased approximately $233,000, or 311%, to expense of approximately $158,000 for the three months ended June 30, 2010 compared to income of approximately $75,000 for the three months ended June 30, 2009.  In 2010, the decrease is due primarily as a result of a foreign currency translation loss of approximately $42,000, as well as a loss on the derivative liability of $16,000 in 2010 compared to a foreign currency translation gain of approximately $65,000, and a gain on the derivative liability of $171,000 in 2009.  These amounts were partially offset by a decrease in interest expense as a result of the contingent debt restructure.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $708,000, or 50%, to approximately $702,000 for the three months ended June 30, 2010 compared to a net loss of approximately $1.4 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Revenue. Revenues were approximately $659,000 for the six months ended June 30, 2010, an increase of $201,000, or 44% as compared to approximately $458,000 for the six months ended June 30, 2009.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2010	2009
Diagnostic kits	$578,336	$429,546
Licensing	64,541	17,782
Research and development, grant and other revenues	15,946	10,342
Total revenues	$658,823	$457,670

The increase in revenue in the six months ended June 30, 2010 is primarily attributable to an increase in sales from diagnostic kits.  During the six months ended June 30, 2010 and 2009, we recorded $10,000 (€8,000) and $68,000 (€51,000), respectively, in revenue from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $774,000, or 57%, to approximately $577,000 for the six months ended June 30, 2010, as compared to approximately $1.4 million for the six months ended June 30, 2009.  The decrease in 2010 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $1.2 million, or 53%, to approximately $1.0 million for the six months ended June 30, 2010, compared to approximately $2.2 million for the six months ended June 30, 2009.  In 2010, the decrease was due primarily to reduced costs for legal and professional services. Additionally, the decrease is related to terminating the employment of certain OncoVista employees, as well as lower stock-based compensation expense recorded by the Company.

Other Income (Expense). Other income (expense) decreased approximately $182,000, or 129%, to approximately $41,000 for the six months ended June 30, 2010 from income of approximately $141,000 for the six months ended June 30, 2009.  In 2010, the decrease is due primarily to a loss on the derivative liability of $204,000 in 2010 related to the bridge round of debt financing, compared to a gain of $443,000 in 2009.  Additionally, the decrease is attributable to a foreign currency translation loss of approximately $152,000 in 2010 compared to a foreign currency translation gain of approximately $20,000 in 2009.  These decreases were partially offset by income from extinguishing $520,000 in liabilities in 2010 related to minimum royalty payments as a result of signing a letter agreement and returning technology related to tubulin isotype-specific anti-mitotics.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $2.0 million, or 66%, to approximately $1.0 million for the six months ended June 30, 2010 from a net loss of approximately $3.0 million for the six months ended June 30, 2009.

Going Concern

Our consolidated financial statements for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a net loss of approximately $1.0 million and net cash used in operations of approximately $402,000 for the six months ended June 30, 2010, a working capital deficit of approximately $5.0 million, an accumulated deficit of approximately $29.3 million and a total deficit of approximately $10.2 million at June 30, 2010.

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

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of approximately $84,000 compared to $109,000 at December 31, 2009. In order to preserve principal and maintain liquidity, our funds are primarily in operating or money market accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are insufficient to meet our anticipated operating cash needs in the next two to three months.  As such, we have received and continue to receive cash advances in the amount of approximately $405,000 from our CEO or companies affiliated with our CEO to support continuing operations, including $5,000 received subsequent to June 30, 2010.  Our ability to continue as a going concern is dependent upon our ability to further implement our strategic plan; resolve our liquidity problems, principally by obtaining additional debt and/or equity financing; and generate additional revenues from collaborative agreements or sale of pharmaceutical products.  These factors raise doubt about our ability to continue as a going concern.

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors. In January 2010, we obtained consent from the holders of the Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that we obtain a “Qualified Financing.”  We revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5.0 million to $3.0 million, and increased the interest rate from 10% to 12%.  Additionally, we extended the expiration date for the warrants granted in connection with the financing to July 15, 2014, and the exercise price was reduced to $0.10 per share. In July 2010, we obtained consent from the holders of the Bridge Note financing to extend the maturity date from July 15, 2010 until the earlier of December 31, 2010 or such time that we obtain a “Qualified Financing.”  In addition, we increased the number of warrants to be issued by 50%, and extended the exercise period to December 31, 2014. We have also loaned or advanced to AdnaGen approximately €670,000 ($925,000) during the previous 24 months to support their operations.

In March 2010, we obtained consent from the holders of the Bridge Note financing to formalize agreements for advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.

We also believe the ability to execute our strategy relies largely on the continued viability of AdnaGen. As such, we will likely continue to provide advances to AdnaGen until it attains revenue levels adequate to support its continued operations and, based on current projections, we expect that they will require at least €150,000 to €200,000 ($175,000 to $250,000) over the course of the next three to six months.

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

In April 2009, we negotiated a contingent debt restructuring with three of our major creditors which resulted in exchanging approximately €4.3 million ($5.3 million) at June 30, 2010, of debt and related accrued interest for an equity share of approximately 18% of AdnaGen. The shares were contingently issued in January 2010 and are presented as contingently redeemable noncontrolling interest as of June 30, 2010. In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $1.0 million in receivables, advances, loans and related interest as of June 30, 2010, due from AdnaGen. The debt restructuring and the related share issuance is contingent on AdnaGen raising a minimum of €2.0 million ($2.7 million) that was originally to be due no later than July 30, 2009.  In July 2009, we received an extension until December 31, 2009, subsequently extended to May 2010,  In May 2010, we received an additional extension until December 2011. After the contingent restructuring, OncoVista now owns approximately 78% of AdnaGen.

In January 2010, we issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 together with accrued interest of $1,251,998 as of December 31, 2009, which is recorded as contingently redeemable noncontrolling interest as of June 30, 2010.

            Operating Activities.  For the six months ended June 30, 2010, net cash used in operating activities was approximately $402,000 compared to approximately $756,000 for the six months ended June 30, 2009. Cash used in operating activities decreased $354,000, or 47%, primarily due to a decrease in our net loss of approximately $2.0 million, or 66%, for the six months ended June 30, 2010 to $1.0 million as compared to approximately $3.0 million for the six months ended June 30, 2009.  In addition to a decrease in our net loss, operating activities were impacted by a loss in the current year for the derivative liability related to the bridge round of debt financing compared to a gain in the prior year.  Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning the technology.

Investing Activities. For the six months ended June 30, 2010, we used $4,000 in investing activities compared to $600 for the six months June 30, 2009. Cash used in investing activities increased as a result of purchases of equipment.

Financing Activities.  Cash provided by financing activities was $196,000 for the six months ended June 30, 2010 as compared to approximately $750,000 for the six months ended June 30, 2009.  The decrease was primarily due to proceeds from the completion of a bridge loan in January 2009, partially offset by loans from our CEO and companies affiliated with our CEO during the period.

Critical Accounting Policies

See Critical Accounting Policies included as part of our Form 10-K for the year ended December 31, 2009, filed with the Commission on March 31, 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, under the supervision and with the participation of our CEO, management has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed in Item 9A of our Form 10-K for the year ended December 31, 2009. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  August 16, 2010