Form 10-Q
period 2010-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2010-11-15
CIK 1094847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-28347

ONCOVISTA INNOVATIVE THERAPIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0881303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Omicron Drive, Suite 104
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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,149,675 shares of common stock with a par value of $.001 outstanding as of November 5, 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$154,298	$108,994
Accounts receivable	63,661	113,187
Inventory	25,606	26,962
Prepaid and other current assets	5,623	25,329

Total current assets	249,188	274,472

Equipment, net	61,046	91,341
Deposits and other assets	42,202	44,329

Total assets	$352,436	$410,142

LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND DEFICIT

Current liabilities:
Accounts payable	$1,518,443	$1,279,278
Accrued expenses	1,464,422	1,995,800
Derivative liability	378,439	46,704
Loans payable, related party	500,383	259,556
Notes payable (including $350,000 of related party notes payable)	1,530,600	1,541,016
Contingently restructured debt	–	6,176,310
Accrued interest payable (including related party interest of $90,173 and $33,466)	526,457	359,983

Total current liabilities	5,918,744	11,658,647

Commitments and contingencies

Contingently redeemable noncontrolling interest	5,906,405	–

Deficit:
OncoVista Innovative Therapies stockholders’ deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,149,675 shares issued and outstanding	21,149	21,149
Additional paid-in capital	19,582,420	18,560,394
Accumulated deficit	(30,019,822)	(28,357,947)
Accumulated other comprehensive loss	(1,000,507)	(1,430,618)

Total OncoVista Innovative Therapies stockholders’ deficit	(11,416,760)	(11,207,022)

Noncontrolling interest	(55,953)	(41,483)

Total deficit	(11,472,713)	(11,248,505)

Total liabilities, contingently redeemable noncontrolling interest and deficit	$352,436	$410,142

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Diagnostic kits (including related party revenue of $2,884, $33,600, $13,133 and $105,103)	$215,845	$115,881	$794,180	$545,427
Licensing	9,160	12,662	73,700	30,444
Research and development revenue	23,895	111,243	39,842	121,585

Total revenues	248,900	239,786	907,722	697,456

Operating expenses:
Research and development	284,038	446,180	860,829	1,796,555
General and administrative	581,748	802,391	1,627,982	3,032,151

Total operating expenses	865,786	1,248,571	2,488,811	4,828,706

Loss from operations	(616,886)	(1,008,785)	(1,581,089)	(4,131,250)

Other income (expense):
Interest expense	(89,992)	(123,349)	(295,577)	(445,217)
Extinguishment of royalty liability	−	−	520,000	−
(Loss) gain on derivative liability	(127,774)	18,900	(331,735)	461,850
Other	109,154	41,193	(42,679)	61,549

Total other income (expense), net	(108,612)	(63,256)	(149,991)	78,182

Net loss	(725,498)	(1,072,041)	(1,731,080)	(4,053,068)

Net loss attributable to noncontrolling interest	7,999	7,550	14,470	31,311
Net loss attributable to contingently redeemable noncontrolling interest	30,258	–	54,735	–

Net loss attributable to OncoVista Innovative Therapies	$(687,241)	$(1,064,491)	$(1,661,875)	$(4,021,757)

Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.22)

Weighted average number of shares outstanding during the period - basic and diluted	20,483,008	18,316,475	20,483,008	18,316,475

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(725,498)	$(1,072,041)	$(1,731,080)	$(4,053,068)

Other comprehensive income (loss):

Foreign currency translation (loss) gain	(882,697)	(334,173)	430,111	(326,655)

Total other comprehensive (loss) income	(882,697)	(334,173)	430,111	(326,655)

Comprehensive income (loss)	(1,608,195)	(1,406,214)	(1,300,969)	(4,379,723)

Comprehensive loss attributable to noncontrolling interest	7,999	22,295	14,470	39,267
Comprehensive loss attributable to contingently redeemable noncontrolling interest	30,258	–	54,735	–

Comprehensive income (loss) attributable to OncoVista Innovative Therapies	$(1,569,938)	$(1,383,919)	$(1,231,764)	$(4,340,456)

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,731,080)	$(4,053,068)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	31,470	48,058
Amortization of debt discount	40,227	327,569
Employee stock-based compensation	921,905	1,634,876
Non-employee stock-based consulting expense	36,413	105,642
Non-employee stock-based consulting (warrants) expense	63,708	92,028
Loss (gain) on derivative liability	331,735	(461,850)
Changes in operating assets and liabilities:
Accounts receivable	42,444	(12,676)
Prepaid and other assets	17,833	16,915
Accounts payable	256,802	504,133
Accrued expenses	(591,257)	749,289
Accrued interest payable	227,512	153,124
Net cash used in operating activities	(352,288)	(895,960)

Cash flows from investing activities
Purchase of equipment	(5,136)	–
Net cash used in investing activities	(5,136)	–

Cash flows from financing activities
Proceeds from loans and notes payable, related party	308,305	493,100
Proceeds from notes payable	–	400,000
Net cash provided by financing activities	308,305	893,100

Net decrease in cash and cash equivalents	(49,119)	(2,860)

Effect of exchange rate changes on cash	94,423	(16,336)

Cash and cash equivalents at beginning of period	108,994	91,482

Cash and cash equivalents at end of period	$154,298	$72,286

Supplemental disclosures of cash flow information:
Cash paid for interest	$885	$10,167

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT” or the “Company”) is a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers, and through October 2010 commercialized diagnostic tests for metastatic tumors.  OVIT’s product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads.  The Company is not committed to any single treatment modality or class of compound, but believes that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics. The Company previously developed diagnostic kits through our former subsidiary, AdnaGen AG (“AdnaGen”), for breast, colon, ovarian, and prostate cancers, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer.

In August 2009, with the exception of the Chief Executive Officer (“CEO”), the Company terminated the employment of all employees of OncoVista, Inc. (“OncoVista”), the Company’s U.S. operating subsidiary.  AdnaGen, the Company’s German operating subsidiary until October 28, 2010, has eight full-time employees.

In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen, a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased from a now former shareholder of AdnaGen an additional 34% equity interest in AdnaGen, for $599,241.  In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for $70,374 from now former AdnaGen shareholders.  As a result of these purchases, OncoVista owned approximately 95% of AdnaGen. In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors which resulted in OncoVista owning approximately 78% of AdnaGen (see Notes 2 and 7).

On October 28, 2010, the Company entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court ("Alere Holdings"), whereby the Company sold all of its shares, representing approximately 78% of the total issued and outstanding shares, of its majority-owned German operating subsidiary AdnaGen.  Under the terms of the agreement, the Company and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months.  The Company is entitled to receive its portion of the up-front and potential milestone payments.  In November 2010, the Company received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

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

Accounts and Other Receivables

There has been no identifiable bad debt expense during the nine months ended September 30, 2010 and 2009, respectively.  Additionally, the Company has not recorded any allowance for doubtful accounts.  The allowance is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable.

Noncontrolling interest

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to Noncontrolling Interests in Consolidated Financial Statements, the provisions of which, among others, require the recognition of a noncontrolling interest (previously referred to as minority interest) as a component of equity in the consolidated financial statements and separate from the parent’s equity for all periods presented.  In addition, the amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the consolidated statement of operations.  Under GAAP, certain noncontrolling interests in consolidated entities meet the definition of mandatorily redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity.  As described in Note 7, the Company negotiated a contingent debt restructuring with three of its major creditors.  As such, the contingently redeemable noncontrolling interest is shown as a separate caption between liabilities and equity (mezzanine section).  The carrying value of the contingently redeemable noncontrolling interest reflects the carrying value of the debt and related interest.

Customer Concentration

For the three months ended September 30, 2010 and 2009, the Company derived a substantial portion of its revenues from two customers accounting for 73% of the Company’s revenue (63% and 10%), and four customers accounting for 56% of the Company’s revenue (16%, 15%, 14% and 11%), respectively.  For the nine months ended September 30, 2010 and 2009, the Company derived a substantial portion of its revenues from two customers accounting for 57% of the Company’s revenue (46% and 11%), and four customers for 63% of the Company’s revenue (18%, 18%, 15% and 12%), respectively.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2010, three customers accounted for approximately 87% of the accounts receivable balance (57%, 19%, and 11%).  At December 31, 2009, five customers accounted for approximately 90% of the balance (27%, 25%, 18%, 10%, and 10%).

Net Loss per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding.  Unvested restricted stock is excluded from the basic weighted average number of common shares outstanding as these shares are subject to certain contingencies.  For the three and nine months ended September 30, 2010, there were 666,667 shares that were unvested.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the effect of share equivalents.  Common stock equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants and stock options.

At September 30, 2010 and 2009, the following numbers of shares have been excluded since such inclusion in the computation would be anti-dilutive:

	2010	2009

Stock options outstanding under various stock option plans	650,000	1,773,000
Warrants	4,306,712	3,681,712
Total	4,956,712	5,454,712

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Note 3.	GOING CONCERN AND RECENT EVENTS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.7 million and net cash used in operations of approximately $352,000 for the nine months ended September 30, 2010, a working capital deficit of approximately $5.7 million, an accumulated deficit of approximately $30.0 million and a total deficit of approximately $11.5 million at September 30, 2010.  The Company is also in default on certain loans, notes, and related accrued interest aggregating $141,622 at September 30, 2010 (see Note 7).  In November 2010, the Company received approximately $6.0 million as its share of the up-front payment from the sale of its shares of AdnaGen described in Note 1.  As a result of the stock purchase agreement with Alere Holdings, the Company now has sufficient capital to meet its anticipated operating cash requirements for the next 12 to 18 months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, continue to aggressively seek investment capital, further the development of our product pipeline, advance our research and development, and continue to monitor and implement cost control initiatives to conserve cash.

In January 2009, the Company secured $750,000 in bridge financing (the “2009 Bridge Note”) and has engaged several investment banks to assist in raising funding to support ongoing development activities.  The Company also obtained additional funding of approximately $308,000 during the nine months ended September 30, 2010 from related parties.  As described in Note 1, the Company also restructured approximately $5.9 million of debt and related accrued interest subject to the Company raising a certain amount of additional funding.  There can be no assurance that these financings will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.	EQUIPMENT

Equipment balances at September 30, 2010 and December 31, 2009 are summarized below:

	2010	2009

Equipment	$503,710	$528,795
Computer and office equipment	107,188	108,747
Furniture and fixtures	5,554	5,554
	616,452	643,096
Less: accumulated depreciation	(555,406)	(551,755)
Equipment, net	$61,046	$91,341

Note 5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2010 and December 31, 2009 are summarized below:

	2010	2009

Legal and professional	$512,099	$988,584
Clinical and other studies	279,197	279,197
Compensation	313,889	347,526
Other	359,237	380,493
Total accrued expenses	$1,464,422	$1,995,800

In March 2010, the Company terminated its license agreements and returned the intellectual property related to technologies associated with tubulin isotype-specific anti-mitotics and a proprietary database of tubulin structures.  As a result, the Company is no longer obligated to pay $520,000 in liabilities for minimum royalties associated with these licenses.  Accordingly, in March 2010, the Company reversed the accrued liability which had been included in current liabilities on the Company’s consolidated balance sheets.

Note 6.	DERIVATIVE LIABILITY

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants.  In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share.  The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date.  In July 2010, certain terms for the warrants were further modified to increase by 50% the number of shares issuable upon exercise of the warrants, and extend the expiration date for the warrants to December 31, 2014.  The modification of the terms of the warrants resulted in an additional expense of $129,603 at the amendment date.  At September 30, 2010 and December 31, 2009, the estimated fair value of the derivative liability was $378,439 and $46,704, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

Expected term	4-5 years
Volatility	86.5%-100.4%
Risk-free interest rate	0.25%-0.43%
Dividend yield	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements

Assets and liabilities measured at fair value as of September 30, 2010, are as follows:

	Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$378,439	$–	$378,439	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of September 30, 2010 and December 31, 2009, respectively.  The fair values of accounts receivable, accounts payable and third-party debt approximate their carrying amounts due to the short-term nature of these instruments.  The fair value of debt due to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Note 7.	DEBT

In January 2010, the Company issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 (€3,435,646) together with accrued interest of $1,251,998 (€873,503) as of December 31, 2009, which is recorded as contingently redeemable noncontrolling interest at September 30, 2010 (see Note 1).  As a result of the sale purchase agreement, the contingently redeemable shares were issued and subsequently sold to Alere Holdings.

In January 2010, the Company obtained consent from the holders of the 2009 Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that the Company obtains a “Qualified Financing.”  The term “Qualified Financing” was also revised from aggregate gross proceeds which equal or exceed $5.0 million to $3.0 million and the interest rate was increased from 10% to 12%.  In July 2010, the Company received an extension until December 31, 2010, and increased the number of warrants to be issued by 50%, extending the exercise period to December 31, 2014.

In March 2010, the Company also obtained consent from the holders of the Bridge Note financing to formalize agreements for loans and advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.  The Company used its share of the up-front payment from the sale purchase agreement with Alere Holdings to repay the principle and accrued interest to the holders of the 2009 Bridge Note, as well as the loans and advances from the CEO and affiliates of the CEO.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had the following outstanding loans and notes payable at September 30, 2010 and December 31, 2009:

	2010	2009

Unsecured loans payable to third parties with interest at 10% and due on demand[1]	$–	$1,341,062
Unsecured note payable to a third party with interest at 5%, maturing in December 2010[1]	–	2,149,950
Unsecured note payable to a third party with interest at 9%, maturing in December 2010[1]	–	1,433,300
	–	4,924,312
Unsecured loans payable to related parties with interest at 10% and due on demand[2]	500,383	259,556
Unsecured notes payable to third parties with interest at 10%, maturing in July 2010[3]	750,000	724,366
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005[4]	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008[5]	680,600	716,650

Total loans and notes payable	2,030,983	6,724,884
Less: current portion	(2,030,983)	(6,724,884)
Total long-term debt	$–	$–

1  In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors (see Note 1).
2  Amount relates to loans and advances from the CEO and companies affiliated with the CEO.
3  Includes Bridge Notes in the principal amount of $350,000 to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 to Wexford Spectrum Trading Limited.  Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock.  Prior to the July 2010 amendment described above, the notes bear interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon which the Company consummates a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing"), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.
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

In November 2005, the Company entered into a purchase agreement with Lipitek and the Company’s CEO, Chairman of the Board, and President, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through September 30, 2010, the Company has paid $300,000 toward this agreement and has accrued $400,000 representing one-half of the amounts for 2008, and all of the 2009 and 2010 amounts, which are included in accounts payable in the consolidated balance sheets as of September 30, 2010 and December 31, 2009.  During 2010 and 2009, the Company did not make any payments toward the agreement.

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

The Company’s CEO, Chairman of the Board, President and a significant shareholder, is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers.  Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America.  Biomarkers will have the capability to run AdnaGen assays in a Clinical Laboratory Improvement Amendments (“CLIA”) laboratory based in New York in order to support on-going and planned clinical trials.  In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East.  Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers’ sole discretion.  These agreements continue through December 2013, unless terminated by either party under the terms of the agreement.  The Company recorded approximately $3,000 (€2,000) and $34,000 (€24,000) in revenue from the sale of diagnostic kits to Biomarkers during the three months ended September 30, 2010 and 2009, respectively.  The Company recorded approximately $13,000 (€10,000) and $105,000 (€75,000) in revenue from the sale of diagnostic kits to Biomarkers during the nine months ended September 30, 2010 and 2009, respectively.

Note 9.	CHANGES IN DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock.  At September 30, 2010, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	650,000
Warrants outstanding	4,306,712
Stock options available for grant	2,916,800

7,873,512

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock

In October 2007, the Company granted an aggregate of 2,000,000 shares of restricted stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vest, subject to future service requirements, two-thirds on January 1, 2010 and one-third on January 1, 2011.  As of September 30, 2010, there was approximately $291,667 of unrecognized compensation cost related to unvested restricted stock.  For the three months ended September 30, 2010 and 2009, the Company recognized compensation expense of $291,667 for vested restricted stock grants.  For the nine months ended September 30, 2010 and 2009, the Company recognized compensation expense of $875,000 for vested restricted stock grants.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital.  Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense.  There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2008 included the following: one-half vesting on the first anniversary and one-half on the second anniversary, and annually over four years.  The Company granted stock options to acquire 1,010,000 shares of common stock for future services having a fair value $1,054,560 during the nine months ended September 30, 2009.  No options were granted during the nine months ended September 30, 2010.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$–	$96,268	$–	$362,256
General and administrative	15,635	114,386	46,905	397,620
Total employee stock-based compensation	$15,635	$210,654	$46,905	$759,876

In addition to options granted to employees, the Company historically granted options to consultants and for the three months ended September 30, 2010 and 2009, recognized $0 and $35,216, respectively, and for the nine months ended September 30, 2010 and 2009, recognized $36,413 and $105,642, respectively, as consulting expense.  Such amounts are included in general and administrative expense in the consolidated statements of operations.  As of September 30, 2010, there was a total of approximately $61,000 in unrecognized compensation expense and no unrecognized consulting expense.

The Company has followed the related authoritative guidance for share based compensation.  The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	650,000	$1.57
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at September 30, 2010	650,000	$1.57	5.63 years	$93,800
Options Exercisable at September 30, 2010	607,500	$1.57	5.52 years	$93,800

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2010:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2010	140,000	$1.92
Granted	–	–
Vested	(97,500)	2.09
Cancelled or forfeited	–	–
Outstanding at September 30, 2010	42,500	$1.54

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,681,712	$2.06
Granted	625,000	0.22
Exercised	−	−
Forfeited	−	−
Outstanding at September 30, 2010	4,306,712	$1.73
Exercisable at September 30, 2010	3,906,712	$1.74

In May 2010, the Company agreed to issue to a consulting firm warrants to acquire 250,000 shares of its common stock, with up to 150,000 vesting in equal monthly installments over six months at an exercise price of $0.38 for shares vesting in the first three months, and an exercise price equal to the last ten day average closing price at the end of the third month for the shares vesting the last three months.  Of the remaining warrants to acquire 100,000 shares of common stock, 50,000 vested immediately at an exercise price of $0.38, and 50,000 will be issued and vest on the first day of the fourth month at an exercise price of equal to the ten day average closing price through the last trading day of the third month.  The Company valued these warrants at approximately $70,800 based on the Black-Scholes option pricing model and recorded approximately $63,700 as expense for the warrants.  As of September 30, 2010, there was a total of approximately $7,100 in unrecognized consulting expense.

In January 2009, in connection with the 2009 Bridge Note, the Company issued to holders of the notes detachable warrants to acquire 750,000 shares of common stock. In July 2010, the Company amended terms for the warrants, increasing the number of shares issuable by 50% for a total of 1,125,000 shares upon exercise of the warrants (see Note 6).

The Black-Scholes assumptions used for warrants granted in the nine months ended are as follows:

	September 30,
	2010	2009
Risk-free interest rate	0.25%	0.43%
Expected dividend yield	0%	0%
Expected volatility	100.4%	86.5%
Expected life of option	5 years	5 years

Note 10.	SEGMENT INFORMATION

The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells.  Sales to customers outside the United States (in Europe) were made by AdnaGen.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the Company’s operations for the three and nine months ended September 30, 2010 and 2009 is provided below:

	Three Months Ended September 30, 2010
	OncoVista		AdnaGen	Total

Revenues	$	−	$248,900	$248,900
Operating expenses		514,640	351,146	865,786
Loss from operations		(514,640)	(102,246)	(616,886)
Other income (expense)		(36,959)	(71,653)	(108,612)
Net loss		$(551,599)	$(173,899)	$(725,498)

	Three Months Ended September 30, 2009
	OncoVista		AdnaGen	Total

Revenues	$	−	$239,786	$239,786
Operating expenses		847,670	400,901	1,248,571
Loss from operations		(847,670)	(161,115)	(1,008,785)
Other income (expense)		(60,247)	(3,009)	(63,256)
Net loss		$(907,917)	$(164,124)	$(1,072,041)

	Nine Months Ended September 30, 2010
	OncoVista		AdnaGen	Total

Revenues	$	−	$907,722	$907,722
Operating expenses		1,474,334	1,014,477	2,488,811
Loss from operations		(1,474,334)	(106,755)	(1,581,089)
Other income (expense)		57,822	(207,813)	(149,991)
Net loss		$(1,416,512)	$(314,568)	$(1,731,080)

Total assets		$76,175	$276,261	$352,436

	Nine Months Ended September 30, 2009
	OncoVista		AdnaGen	Total

Revenues	$	−	$697,456	$697,456
Operating expenses		3,546,088	1,282,618	4,828,706
Loss from operations		(3,546,088)	(585,162)	(4,131,250)
Other income (expense)		173,687	(95,505)	78,182
Net loss		$(3,372,401)	$(680,667)	$(4,053,068)

Total assets		$48,261	$446,426	$494,687

Note 11.	SUBSEQUENT EVENTS

On October 28, 2010, the Company entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court ("Alere Holdings"), whereby the Company sold all of its shares, representing approximately 78% of the total issued and outstanding shares, of its majority-owned German operating subsidiary AdnaGen.  In November 2010, the Company received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment.

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” mean OncoVista Innovative Therapies, Inc., our current subsidiary, OncoVista, Inc. (“OncoVista”), and our former subsidiary, AdnaGen, collectively, unless otherwise indicated.

Overview

We are a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers, and through October 2010 commercialized diagnostic tests for metastatic tumors.  Our product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads.  We are not committed to any single treatment modality or class of compound, but believe that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.  We previously developed diagnostic kits through our former subsidiary, AdnaGen AG (“AdnaGen”) for breast, colon, ovarian, and prostate cancers, and currently market diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with breast, colon and prostate cancer.

As a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs, we were forced to scale back our research and development operations during the previous 15 months.  In August 2009, with the exception of our Chief Executive Officer (“CEO”), we terminated the employment of all employees of OncoVista, our U.S. subsidiary, and instead engage independent contractors on an as-needed basis.  We are currently attempting to raise additional funds to provide working capital.  We have received and continue to receive cash advances from companies affiliated with our CEO to support continuing operations.  See Note 3 to the condensed consolidated financial statements.

On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court ("Alere Holdings"), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares, of our majority-owned German operating subsidiary AdnaGen.  Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  We are entitled to receive our portion of the up-front and potential milestone payments.  In November 2010, we received approximately $6.0 million, our share of the up-front payment.

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

Prior to the stock purchase agreement with Alere Holdings, we marketed diagnostic kits in Europe for the detection of CTCs in breast, colon, ovarian, and prostate cancer patients.  As a result of the sale, these kits will continue to be manufactured by AdnaGen, our former German subsidiary, and marketed through non-exclusive distribution agreements in Europe.  They have also developed research products for the detection of steroid receptors (ER/PR) and cancer stem cells.  On their behalf, we developed the protocol for a pivotal trial in metastatic breast cancer to obtain approval to market the kit in the U.S.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenue.  Revenues were approximately $249,000 for the three months ended September 30, 2010, an increase of $9,000, or 4%, compared to approximately $240,000 for the three months ended September 30, 2009.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2010	2009
Diagnostic kits	$215,845	$115,881
Licensing	9,160	12,662
Research and development, grant and other revenue	23,895	111,243
Total revenues	$248,900	$239,786

The increase in revenue in the three months ended September 30, 2010 is primarily attributable to an increase of approximately $100, 000, or 86%, in revenue from the sale of diagnostic kits, partially offset by a decrease in research and development revenue.  Additionally, during the three months ended September 30, 2010 and 2009, we recorded revenue of $3,000 (€2,000) and $34,000 (€24,000), respectively, from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $162,000, or 36%, to approximately $284,000 for the three months ended September 30, 2010, as compared to approximately $446,000 for the three months ended September 30, 2009.  The decrease in 2010 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $220,000, or 27%, to approximately $582,000 for the three months ended September 30, 2010 compared to approximately $802,000 for the three months ended September 30, 2009.  In 2010, the decrease was due primarily to reduced costs for legal and professional services.  Additionally, the decrease is related to terminating the employment of certain OncoVista employees, as well as stock-based compensation expense recorded by the Company.

Other Income (Expense).  Other income (expense) increased approximately $45,000, or 72%, to expense of approximately $109,000 for the three months ended September 30, 2010 compared to expense of approximately $63,000 for the three months ended September 30, 2009.  In 2010, the increase is due primarily to an increase in a loss on the derivative liability to $128,000 in 2010.  This increase was partially offset by a decrease of approximately $33,000 in interest expense as a result of the contingent debt restructure, as well as a increase of approximately $69,000 from foreign currency translation gain.

Net Income (Loss).  As a result of the foregoing, our net loss decreased by approximately $347,000, or 32%, to approximately $725,000 for the three months ended September 30, 2010 compared to a net loss of approximately $1.1 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Revenue.  Revenues were approximately $908,000 for the nine months ended September 30, 2010, an increase of $211,000, or 30% as compared to approximately $697,000 for the nine months ended September 30, 2009.  Our revenues reflect royalties earned from the sale of diagnostic kits, licensing and research and development revenue.  Revenues are summarized in the following table:

	2010	2009
Diagnostic kits	$794,180	$545,427
Licensing	73,700	30,444
Research and development, grant and other revenues	39,842	121,585
Total revenues	$907,722	$697,456

The increase in revenue in the nine months ended September 30, 2010 is primarily attributable to an increase of approximately $249,000, or 46%, in sales from diagnostic kits, partially offset by a decrease in research and development revenue.  During the nine months ended September 30, 2010 and 2009, we recorded $13,000 (€10,000) and $105,000 (€75,000), respectively, in revenue from the sale of diagnostic kits to Biomarkers.

Research and development.  Research and development expenses decreased by approximately $936,000, or 52%, to approximately $861,000 for the nine months ended September 30, 2010, as compared to approximately $1.8 million for the nine months ended September 30, 2009.  The decrease in 2010 was primarily due to the scaling back of our research and development operations as a result of the unavailability of sufficient capital resources and AdnaGen’s cash needs.

General and administrative.  General and administrative expenses decreased by approximately $1.4 million, or 56%, to approximately $1.6 million for the nine months ended September 30, 2010, compared to approximately $3.0 million for the nine months ended September 30, 2009.  In 2010, the decrease was due primarily to reduced costs for legal and professional services.  Additionally, the decrease is related to terminating the employment of certain OncoVista employees, as well as lower stock-based compensation expense recorded by the Company.

Other Income (Expense).  Other income (expense) decreased approximately $228,000, or 292%, to expense of approximately $150,000 for the nine months ended September 30, 2010 from income of approximately $78,000 for the nine months ended September 30, 2009.  In 2010, the decrease is due primarily from a loss on the derivative liability of $332,000 in 2010 related to the bridge round of debt financing, compared to a gain of $462,000 in 2009.  Additionally, the decrease is attributable to a foreign currency translation loss of approximately $51,000 in 2010 compared to a foreign currency translation gain of approximately $48,000 in 2009.  These decreases were partially offset by income from extinguishing $520,000 in liabilities in 2010 related to minimum royalty payments as a result of signing a letter agreement and returning technology related to tubulin isotype-specific anti-mitotics, as well as a decrease of approximately $150,000 in interest expense as a result of the contingent debt restructure.

Net Income (Loss).  As a result of the foregoing, our net loss decreased by approximately $2.3 million, or 57%, to approximately $1.7 million for the nine months ended September 30, 2010 from a net loss of approximately $4.1 million for the nine months ended September 30, 2009.

Going Concern

Our consolidated financial statements for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a net loss of approximately $1.7 million and net cash used in operations of approximately $352,000 for the nine months ended September 30, 2010, a working capital deficit of approximately $5.7 million, an accumulated deficit of approximately $30.0 million and a total deficit of approximately $11.5 million at September 30, 2010.

These conditions raised doubt about our ability to continue as a going concern.  We expect OncoVista to continue to incur losses from operations in 2010.  As a result of the stock purchase agreement with Alere Holdings, we now have sufficient capital to meet our anticipated operating cash needs for the next 12 to 18 months.

Our ability to continue as a going concern depends on the success of management’s plans to:

•	Continue to aggressively seek investment capital;
•	Further the development of our product pipeline;
•	Advance our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of approximately $154,000 compared to $109,000 at December 31, 2009.  In November 2010, we received approximately $6.0 million, net of expenses and certain fees, as our share of the up-front payment from the sale of our shares in AdnaGen described below.  In order to preserve principal and maintain liquidity, our funds are primarily in operating or money market accounts with the primary objective of capital preservation.

On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court ("Alere Holdings"), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares, of our majority-owned German operating subsidiary AdnaGen.  Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  We are entitled to receive our portion of the up-front and potential milestone payments.

In January 2009, we completed a bridge round of debt financing, whereby we issued secured promissory notes (the “2009 Bridge Note”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of the 2009 Bridge Note, to accredited investors.  In January 2010, we obtained consent from the holders of the 2009 Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that we obtain a “Qualified Financing.”  We revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5.0 million to $3.0 million, and increased the interest rate from 10% to 12%.  Additionally, we extended the expiration date for the warrants granted in connection with the financing to July 15, 2014, and the exercise price was reduced to $0.10 per share.  In July 2010, we obtained consent from the holders of the 2009 Bridge Note financing to extend the maturity date from July 15, 2010 until the earlier of December 31, 2010 or such time that we obtain a “Qualified Financing.”  In addition, we increased the number of warrants to be issued by 50%, and extended the exercise period to December 31, 2014.

We have also loaned or advanced to AdnaGen approximately €670,000 ($925,000) during the previous 24 months to support their operations.  As a result of the contingent debt restructure and the stock purchase agreement with Alere Holdings described above, this advance and the related unpaid accrued interest was forgiven.

In March 2010, we obtained consent from the holders of the Bridge Note financing to formalize agreements for advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.

We used our share of the up-front payment to repay the Bridge Notes, Convertible Note, advances from our CEO and affiliates of our CEO and the related accrued interest, a one-time payment to our CEO in the amount of approximately $376,000, and to satisfy other outstanding liabilities.  The amount remaining after satisfying those obligations should be sufficient to meet our anticipated operating cash needs for the next 12 to 18 months.  Our ability to continue as a going concern is also dependent upon our ability to:

•	achieve the objectives established to receive additional milestone payments under our agreement with Alere Holdings;
•	further implement our strategic plan;
•	effectively manage our cash position;
•	potentially obtain additional debt and/or equity financing; and
•	generate additional revenues from collaborative agreements or sale of pharmaceutical products.

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

In April 2009, we negotiated a contingent debt restructuring with three of our major creditors which resulted in exchanging approximately €4.3 million ($5.3 million) at September 30, 2010, of debt and related accrued interest for an equity share of approximately 18% of AdnaGen.  The shares were contingently issued in January 2010 and are presented as contingently redeemable noncontrolling interest as of September 30, 2010.  In addition, as part of the contingent restructuring, OncoVista agreed to forgive approximately $1.1 million in receivables, advances, loans and related interest as of September 30, 2010, due from AdnaGen.  The debt restructuring and the related share issuance is contingent on AdnaGen raising a minimum of €2.0 million ($2.7 million) that was originally to be due no later than July 30, 2009.  In July 2009, we received an extension until December 31, 2009, subsequently extended to May 2010.  In May 2010, we received an additional extension until December 2011.  After the contingent restructuring, OncoVista owned approximately 78% of AdnaGen.

In January 2010, we issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 together with accrued interest of $1,251,998 as of December 31, 2009, which is recorded as contingently redeemable noncontrolling interest as of September 30, 2010.  As a result of the sale purchase agreement with Alere Holdings, the debt and related accrued interest was extinguished and the respective shares were issued and subsequently sold as part of the agreement.

Operating Activities.  For the nine months ended September 30, 2010, net cash used in operating activities was approximately $352,000 compared to approximately $896,000 for the nine months ended September 30, 2009.  Cash used in operating activities decreased $544,000, or 61%, primarily due to a decrease in our net loss of approximately $2.5 million, or 61%, for the nine months ended September 30, 2010 to $1.6 million as compared to approximately $4.1 million for the nine months ended September 30, 2009.  In addition to a decrease in our net loss, operating activities were impacted by a loss in the current year for the derivative liability related to the bridge round of debt financing compared to a gain in the prior year.  Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning the technology.

Investing Activities.  For the nine months ended September 30, 2010, we used $5,000 in investing activities compared to nothing for the nine months September 30, 2009.  Cash used in investing activities increased as a result of purchases of equipment.

Financing Activities.  Cash provided by financing activities was $308,000 for the nine months ended September 30, 2010 as compared approximately $893,000 for the nine months ended September 30, 2009.  The decrease was primarily due to proceeds from the completion of a bridge loan in January 2009, partially offset by loans from our CEO and companies affiliated with our CEO in the current year.

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

Foreign Currency Translation.  The financial position and results of operations of our former foreign subsidiary are measured using the local currency (Euros) as the functional currency.  Assets and liabilities of the former subsidiary have been translated at current exchange rates as of September 30, 2010 and December 31, 2009, and related revenue and expenses have been translated at an average exchange rate for the nine month periods ended September 30, 2010 and 2009.  All equity transactions have been translated at their historical rates when the transaction occurred.  The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive loss and as a component of stockholders’ deficit.  Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.  Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description

10.1*	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Company has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOVISTA INNOVATIVE THERAPIES, INC.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:  November 15, 2010