Form 10-Q/A
period 2010-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2010-12-23
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-28347

ONCOVISTA INNOVATIVE THERAPIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0881303
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 2,149,675 shares of common stock with a par value of $.001 outstanding as of November 5, 2010.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of OncoVista Innovative Therapies, Inc. (the “Company”) for the quarterly period ended September 30, 2010 (the “Original Quarterly Report”) is being filed in response to comments received from the Securities and Exchange Commission regarding the Exhibit 10.1 filed with the Original Quarterly Report.  Exhibit 10.1 to the Original Quarterly Report inadvertently omitted several schedules and exhibits to the filed agreement which are now being filed with this Amendment.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.  Other than the changes set forth herein, no other information contained in the Original Quarterly Report is amended hereby.  This Amendment does not modify or update disclosures in the Original Quarterly Report.  Furthermore, except for the matters described above, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Quarterly Report.  Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
10.1.A*	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Company has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: December 22, 2010