Form 10-Q/A
period 2010-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2010-12-23
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to the Quarterly Report on Form 10-Q of OncoVista Innovative Therapies, Inc. (the “Company”) for the quarterly period ended September 30, 2010 (the “Original Quarterly Report”), and which was subsequently amended by Amendment No. 1 (“Amendment No. 1”), is being filed for the sole purpose of adding several additional schedules and exhibits to the agreement filed as Exhibit 10.1 with the Original Quarterly Report and Amendment No. 1. The agreement filed as Exhibit 10.1 to the Amendment No. 1 was too large to be accepted as a single filing and necessitated that Exhibit 10.1, and all schedules and exhibits thereto, be broken up and filed as two separate amendments. The additional schedules and exhibits to Exhibit 10.1 filed with this Amendment No. 2 should be read in conjunction with, and do not replace, the schedules and exhibits to Exhibit 10.1 found in the Amendment No. 1.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2. Other than the changes set forth herein, no other information contained in the Original Quarterly Report or Amendment No. 1 is amended hereby. This Amendment No. 2 does not modify or update disclosures in the Original Quarterly Report. Furthermore, except for the matters described above, this Amendment No. 2 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Quarterly Report. This Amendment supplements, and does not replace, the Original Quarterly Report and Amendment No. 1, and therefore should be read in conjunction with the Original Quarterly Report and Amendment No. 1

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
10.1.B*	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Company has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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