Form 10-K
period 2010-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2011-03-31
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.Yes ☐  No ☒.

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒.

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
  Yes  ☐  No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $4,963,876 (based upon 12,409,689 shares at $0.40 per share).

As of March 25, 2011, there were 21,149,675 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Registration Statement on Form 10-SB, filed December 7, 1999; (ii) Current Report on Form 8-K, filed August 22, 2007; (iii) Current Report on Form 8-K, filed October 24, 2007; (iv) Current Report on Form 8-K, filed October 29, 2007; (v) Current Report on Form 8-K, filed November 13, 2007; (vi) Current Report on Form 8-K, filed November 19, 2007; (vii) Current Report on Form 8-K/A, filed November 19, 2007; (viii) Current Report on Form 8-K, filed December 3, 2007; (ix) Current Report on Form 8-K, filed January 9, 2008; (x) Current Report on Form 8-K, filed January 17, 2008; (xi) Annual Report on Form 10-K for the fiscal year December 31, 2008, filed March 30, 2009; (xii) Annual Report on Form 10-KSB for the fiscal year December 31, 2007, filed April 14, 2008; (xiii) Quarterly Report on Form 10-Q, filed on May 14, 2010; and (xiv) Quarterly Report on Form 10-Q/A, filed on December 23, 2010, are incorporated in Part IV, Item 15.

ONCOVISTA INNOVATIVE THERAPIES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers. Our therapeutic strategy is based on targeting the patient’s tumor(s) with treatments that will deliver drugs selectively based upon specific biochemical characteristics of the cancer cells comprising the tumor. Through a combination of licensing agreements, as well as mergers and acquisitions, we have acquired the rights to several technologies with the potential to more effectively treat cancers and significantly improve quality-of-life for patients. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and reduced toxicity.

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

In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised.  We are in the process of reinitiating the Phase I/II trial to determine the maximum tolerated dose, and expect to start enrolling patients in the third quarter of 2011.

We have completed a Good Laboratory Practice (“GLP”) animal drug safety study in one species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117), and are currently conducting a study of another species. We have also begun to compile the information necessary for the Investigational New Drug (IND) application for submission to the U.S. Food and Drug Administration (“FDA”), which is a key step to conducting human clinical trials. We expect to submit the IND application to the FDA for review by the end of 2011.

Based on our current capital position, the cost to further develop the drug compound, and the limited patent life remaining, we have elected to discontinue further development of our drug candidate, OVI-237, a liposomal formulation of a potent inhibitor of thymidylate synthase, and focus our efforts and resources on developing our other drug candidates.

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG (“AdnaGen”), for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer.   In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen.  Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  We are entitled to receive our pro rata portion of the up-front and potential milestone payments.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We are using the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least twelve to eighteen months. However, we anticipate we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all.

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

During the last three fiscal years, we spent approximately $4.4 million on research and development, excluding discontinued operations.

Our Corporate Strategy

We have implemented a comprehensive, multi-faceted approach to candidate identification and product development in the oncology treatment. Our strategic plan consists of the following elements:

•
A Practical, Rational Approach to Drug Development. Our management is well versed in the nuances associated with successful execution of the drug development and registration process. Registration strategies will be designed to address those issues which are critical to achieving success with respect to both the acceptability of a specific plan in the view of the FDA and the ability to achieve that plan with respect to the designated end points for that phase of the clinical trial. Furthermore, wherever possible these strategies will be designed to take advantage of the FDA’s accelerated approval paths for certain drugs and orphan drug designation.

•
A Disciplined Internal Development Strategy for Therapeutics. Besides opportunistically evaluating candidates for potential in-licensing or acquisition, we possess two proprietary technologies which we believe will produce candidates for potential out-licensing. Both technologies target aspects of cell biology specific to most cancer cells, but not found in healthy cells and we expect these technologies to produce an array of candidates. We believe that, in many instances, the potential candidates can address opportunities with unmet needs, such as cancers which are very resistant to therapy or have high recurrence rates. In other instances, we believe that the candidates may address opportunities where the effectiveness of existing chemotherapeutics is hampered by the toxic side effects which the drugs produce. In these circumstances, we believe that the use of our product candidates in combination with existing drug therapies administered at lower dosage levels could produce comparable or improved effectiveness with diminished side effects versus the single agent therapy.

•
In-licensing Candidate Selection and Acquisition Program. We believe that the relationships and reputation of the members of both our management and our clinical advisory board positions us to be exposed to many acquisition and in-licensing opportunities that would not normally be available to a company of our size. In many instances, the acquisition of biopharmaceutical companies by larger companies has resulted in drug programs being delayed or discontinued, due to such factors as loss of internal sponsorship (not created at the acquiring company), a perceived lack of market size (the desire for drugs with annual sales in excess of $1 billion) by the larger combined entity, or an overcrowded pipeline (too many product candidates to investigate, too many products to develop and a lack of sufficient resources). Indeed, the development of hundreds of potential oncology compounds that had been on the development track has been delayed or discontinued. We view many of these product candidates, together with some of the 400 plus compounds in the development pipeline, as potential candidates for in-licensing.

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

Merger and Private Placement

On August 16, 2007, OncoVista-Sub, the private company conducting our cancer drug research and development, acquired an aggregate of 10,963,851 shares of our (formerly Aviation Upgrade Technologies, Inc.) common stock. On October 26, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OncoVista Acquisition Corp. (“NewSub”), our then wholly owned subsidiary, and OncoVista-Sub. On November 13, 2007, NewSub merged with and into OncoVista-Sub with OncoVista-Sub remaining as the surviving corporation (the “Merger”). As a result of the Merger, OncoVista-Sub became our wholly-owned subsidiary and OncoVista-Sub’s existing business operations became our sole line of business. The Merger was accounted for as a reverse acquisition and recapitalization of OncoVista-Sub for financial accounting purposes.

Our Drug Candidate Pipeline

The following table summarizes the status of our various pre-clinical and clinical development programs underway:

Program	Indication	Status	Planned Activities	Commercial Rights
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial Reinitiated in Third Quarter of 2011	OncoVista-Sub

L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Anticipated IND Filing in the Fourth Quarter of 2011 to Commence Phase I Trial	OncoVista-Sub

The following sections discuss various aspects of our portfolio of drug candidates and their respective therapeutic characteristics in more detail.

Cordycepin (OVI-123) (TdT-Positive Refractory Leukemias)

The American Cancer Society estimated that 43,050 new leukemia cases were diagnosed in 2010 in the U.S. While almost 250,000 individuals are living with, or are in remission from, leukemia in the U.S., the annual mortality rate is nearly 22,000. The four broad classifications of leukemia are:

•	Acute lymphocytic leukemia (“ALL”);
•	Chronic lymphocytic leukemia (“CLL”);
•	Acute myelogenous leukemia (“AML”); and
•	Chronic myelogenous leukemia (“CML”).

Cordycepin, which was obtained through OncoVista-Sub’s acquisition of Aengus Pharmaceuticals, Inc. in November 2005, was our first clinical-stage development compound. We are developing Cordycepin as a treatment option for certain leukemia patients that are either refractory to currently-used chemotherapeutics or have experienced a relapse. Cordycepin depends upon the presence of a DNA polymerase, known as terminal deoxynucleotidyl transferase (TdT), for our therapeutic activity. Approximately 95% of ALL patients express TdT, and approximately 10% of the AML cases express TdT. The range of CML cases that express TdT has been estimated at between 0% and 55% in scientific literature with an average of 21% among the cited articles. Generally, the TdT-positive patients that would either be refractory or have experienced a relapse are older adults.

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

Based on information obtained from the Surveillance, Epidemiology, and End Results (“SEER”) Program of the National Cancer Institute, while AML and CML have been cancers primarily of adults, with prevalence rates of 94% for AML in adults over the age of 20 and 97% for CML in adults over 20, ALL is more evenly distributed between adults and children. Approximately 65% of new cases diagnosed with ALL are in children under the age of 20, and while the treatment outcomes for ALL in children have generally been favorable with a five-year survival rate of 86% for children under the age of 15, the treatment response rates for adults have resulted in a lower overall five-year survival rate of 65%. Given the toxic profile of the treatment regimens for both adults and children, we believe that Cordycepin, as a TdT-dependent agent, could be used as part of a combination therapy regimen in order to minimize toxicities to both age groups while maintaining effectiveness.

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

Similar to Gleevec®, our Cordycepin selectively targets cells expressing a specific enzyme involved in the disease’s pathway. In this case, Cordycepin is targeting cells expressing TdT. With an addressable patient population consisting primarily of 46,000 individuals with CML, Gleevec®/Glivec® full year sales for 2010 were $4.3 billion, according to Novartis. With an addressable patient population for Cordycepin in leukemia patients nearly half the addressable population of Gleevec®, we believe that our product possesses a significant market.

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

The initial Phase I clinical trial data for the combination therapy was obtained in an ALL study of 14 patients between 1997 and 2000. No Cordycepin-related adverse events were noted. Biological activity in the last three patients of the escalating dosing study was noted by the transient clearing of peripheral blood blasts.  Since May 2007, we have had an open IND and in addition, in July 2007, our request for Orphan Drug designation for Cordycepin was granted by the FDA.

We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and was designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study is to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We are in the process of reinitiating the Phase I/II trial to determine the maximum tolerated dose, and expect to start enrolling patients in the third quarter of this year.

L-Nucleoside Conjugate (OVI-117)

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

The L-nucleoside conjugate technology was obtained through an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International, Inc. relating to L-nucleosides and their conjugates. Alexander L. Weis, Ph.D., Chairman of the Board of Directors, Chief Executive Officer, President, CFO and Secretary, is the ultimate beneficial owner of Lipitek International, Inc. and Lipitek Research LLC. Dr. Weis has agreed not to vote as a director in connection with any matter relating to Lipitek.

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

For 2010, in the United States, the American Cancer Society estimated there would be 142,570 new colorectal cancer cases of which colon cancer accounted for 102,900 cases. Colon cancer is a highly treatable and often curable disease when diagnosed early and localized to the bowel. When detected at its earliest stage (Dukes’ A) as an in situ tumor, the curative rate for colon cancer approaches 90%, or 5 times the curative rate for colon cancers detected at a later stage. Unfortunately, 40% to 50% percent of patients have metastatic disease at the time of diagnosis after many of the above symptoms have been exhibited. Surgery is the primary form of treatment and is typically followed by a regimen of chemotherapy. Despite the fact that a majority of patients have the entire tumor removed by surgery, as many as 50% to 60% will ultimately die from either the metastatic colon cancer or from a recurrence. Deaths from colorectal cancer were estimated to be 51,370 in 2010 in the United States.

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

Clinical Development

We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. We have completed one GLP animal drug safety study in one species with OVI-117 necessary for submission of an IND, and we are currently conducting a study of another species. We have begun to compile the IND for submission to the FDA, which is a key step to conducting human clinical trials. We are completing animal studies and preparing the IND submission and expects to launch a Phase I trial in the fourth quarter of 2011.

Liposomal Thymidylate Synthase (TS) Inhibitor (OVI-237) (solid tumors)

OVI-237 is a liposome encapsulated formulation of a potent thymidylate synthase inhibitor (TSI) with activity at picomolar concentrations. The drug was previously known as “OSI-7904L” and has been studied in a broad range of preclinical studies as well as several Phase I and Phase II human clinical trials. We were previously developing OVI-237 and had finalized a protocol and selected clinical sites to conduct a Phase II Study of OVI-237 monotherapy and combination therapy with cisplatin for the treatment of metastatic breast cancer.  Based on our current capital position, the cost to further develop the drug compound, and the limited patent life remaining, we have elected to discontinue further development and focus our efforts and resources on developing our other drug candidates.

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

Drug Development Expertise and Capabilities

Dr. Alexander L. Weis, Ph.D., our Chief Executive Officer, and our clinical advisory board have extensive experience in developing chemotherapeutics. Dr. Weis brings over 25 years of extensive experience in the biotechnology and pharmaceutical industries and is the founder of OncoVista-Sub and co-founder of ILEX Oncology.

In January 2011, Michael Moloney rejoined us as our Chief Operating Officer.  Mr. Moloney previously served as our Director of Program Management and brings more than 24 years experience as a seasoned pharmaceutical and biopharma executive with experience in clinical research, drug development, operations and information technology.

Our clinical advisory board includes industry opinion leaders and oncologists with practical, relevant regulatory expertise, who can map out the very efficient registration strategies. Many individuals on the clinical advisory board have been instrumental in the development of such primary chemotherapeutics as Taxol®, Taxotere®, Oxaliplatin, Hycamtin®, Paraplatin®, Campath®, and Tarceva®.

Cancer drug development presents unique challenges in clinical development and registration. Obtaining marketing approval for a new drug depends upon the drug’s successful attainment of significant clinical endpoints such as increased overall survival and improvement in quality of life. According to the National Cancer Institute, less than 5% of cancer patients participate in clinical trials. This causes intense competition for trial participants, particularly in indications with the largest market potential (breast, lung, colon, and prostate cancer). The failure rate for drugs in clinical development is high. Fewer than one in 12 of all drugs entering clinical trials eventually gains approval according to the FDA. Not surprisingly, the attrition rate for anti-cancer drugs is even higher with roughly only one in 20 eventually getting to market from the clinic. Thus, successful clinical development and registration of a new drug depends, in large part, upon judicious selection of the lead compound, designation of demonstrable clinical end points and the availability of a sufficient pool of patients with appropriate characteristics. Our clinical advisory board gives us a critical advantage in these essential areas. Furthermore, in order to formulate a successful clinical development plan, it is imperative to know which drugs have already been approved and which drugs currently in clinical development are likely to be approved, since, ultimately, any newly approved drug will need to prove itself superior to, or at least equal to, previously-approved or about-to-be-approved therapies. Well constructed clinical development plans aimed at rapid marketing approval often take advantage of the FDA’s accelerated approval process which applies solely to diseases for which there is an unmet medical need. For cancers in which there are few treatment options and prognosis is poor, a new drug which shows even a small improvement in clinical endpoints may be approved based on Phase II clinical trial data. Taking advantage of this development path can save significant time and money in getting a drug to market. Our team is familiar with this path and plans to follow it as a part of our registration strategy when viable.

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

We have relationships with the University of Texas Health Science Center at San Antonio (UTHSCSA), the Cancer Therapy and Research Center (CTRC), the Dana-Farber Cancer Institute, and MD Anderson Cancer Center, one of the leading cancer research institutes in the nation.

Intellectual Property

As of March 25, 2011, we held rights to 8 issued US and worldwide patents and more than 2 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part, and international patents have been filed.

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

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. Although we have conducted freedom of use patent searches, no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing U.S. or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture, or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition, and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether or not we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

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

Biologics License Application. Once clinical trials are completed and the results tabulated and analyzed, a Biologics License Application (“BLA”) is submitted to the FDA. The application presents to FDA reviewers the entire history or the “whole story” of the drug product including animal studies/human studies, manufacturing, and labeling/medical claims. Before the FDA applies its scientific technical expertise to the review of the application, it will decide if the application gets a “priority review” or a “standard review.” This classification determines the review timeframe. A priority review is for a drug that appears to represent an advance over available therapy, whereas, a standard review is for a drug that appears to have therapeutic qualities similar to those of an already marketed product. Generally, an advisory committee (the Oncology Drug Advisory Committee, ODAC) will review the BLA and make a recommendation to the FDA. This outside advice is sought so that the FDA will have the benefit of wider expert input. The FDA usually agrees with the advisory committee decisions but they are not binding.

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

Other U.S. Regulations

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

Other Regulatory Matter

Regulations imposed by authorities in other countries are a significant factor in the conduct of research, development, manufacturing and eventual marketing of our products.

Competition

In addition to the specified therapies relative to each cancer discussed earlier, we generally face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. The pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation. We believe there are a significant number of potential drugs in preclinical studies and clinical trials to treat cancer that may result in effective, commercially successful treatments. In addition to most of the large pharmaceutical companies having small molecule programs, we are aware of large biotechnology companies, such as Amgen, Inc., Genentech, Inc., Biogen Idec Inc., and Eli Lilly & Co., which are developing small molecule therapeutics as treatments for cancer. Other, smaller companies in this field include: Allos, EntreMed, Threshold Pharmaceuticals and Sunesis.

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

Employees

As of the date hereof, we have three full-time employees. Of our employees, two are executives and one is engaged in research and development.  We have engaged the services of experts in clinical/regulatory, quality assurance, finance, and accounting as needed on an independent contractor basis to continue to advance our drug candidates through clinical studies.

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

ITEM 2 – PROPERTIES

Our fully equipped office and research facilities are located in the Texas Research Park in San Antonio, Texas.  We have a total of 6,925 square feet of office and research space, of which the labs are fully equipped for organic chemistry, as well as analytical and biological activities. Pursuant to a Lease Agreement between Lipitek International and us, we lease the laboratory space for approximately $12,000 per month from Lipitek International under a three-year Lease Agreement that expires in December 2013.  Lipitek is an affiliate of Alexander L. Weis, Ph.D., our Chief Executive Officer, President, CFO, and Secretary.  Additionally, pursuant to a Lease Agreement between Texas Research and Technology Foundation and us, we lease office space located in San Antonio, Texas for approximately $1,200 per month on a month-to-month basis.

ITEM 3 – LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us.

On December 17, 2007, an action was filed against OncoVista Sub, in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase our common stock. We filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  We have answered the complaint and asserted a counterclaim seeking compensation for the expenses that we incurred during the time that we worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which we paid $1,000 and are required to issue 45,000 shares of our common stock. As of March 24, 2011, we have not issued the shares required by the settlement agreement, and the expense related to the issuance of these shares was not significant.

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

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From December 21, 2005 until January 13, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol “AVUG.”  Our common stock currently trades under the symbol “OVIT” on the OTCQBTM.  On October 22, 2007, we effected a 1.4739739-for-1 forward split of our outstanding common stock.  Until October 26, 2007, there was no trading of our common stock. The quarterly high and low reported sales prices for our common stock as quoted on the OTC Bulletin Board for the periods indicated are as follows:

Year Ended December 31, 2010	High	Low
First Quarter	$0.40	$0.15
Second Quarter	0.40	0.20
Third Quarter	0.47	0.25
Fourth Quarter	0.47	0.26

Year Ended December 31, 2009	High	Low
First Quarter	$1.05	$0.13
Second Quarter	0.70	0.10
Third Quarter	0.35	0.09
Fourth Quarter	0.25	0.06

The foregoing quotations were provided by Yahoo!® Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCQB was $0.65 on March 25, 2011. We have 21,149,675 shares of common stock issued and outstanding. Based on information available from our registrar and transfer agent, we estimate that we have approximately 250 stockholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2010.

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

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

Overview

We are a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers. Our therapeutic strategy is based on targeting the patient’s tumor(s) with treatments that will deliver drugs selectively based upon specific biochemical characteristics of the cancer cells comprising the tumor. Through a combination of licensing agreements, as well as mergers and acquisitions, we have acquired the rights to several technologies with the potential to more effectively treat cancers and significantly improve quality-of-life for patients. We believe that the development of targeted approaches to the administration of anticancer agents should lead to improved outcomes and reduced toxicity.

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of CTCs in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings, whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment.

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, we have eliminated substantially all of our outstanding debt.  We have only one convertible note payable outstanding in the amount of $100, 000, which is in default and is due on demand. We are using the balance of the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  Additionally, we are evaluating several opportunities to license or acquire other compounds or diagnostic technologies that we believe will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

Development Program

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We are in the process of reinitiating the Phase I/II clinical trials to determine the maximum tolerated dose, and expect to start enrolling patients in the third quarter of 2011.

We have completed one GLP animal drug safety study in one species with OVI-117 necessary for submission of an IND, and we are currently conducting a study of another species. We have begun to compile the Investigational New Drug (IND) application for submission to the FDA, which is a key step to conducting human clinical trials. We are completing animal studies and preparing the IND submission and expect to launch a Phase I trial in the fourth quarter of 2011.

Research and development expenditures for the above projects totaled approximately $0.5 million and $1.5 million for the years ended 2010 and 2009, respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

Other Research and Development Plans

In addition to conducting Phase I and Phase II clinical trials, we plan to conduct pre-clinical research to accomplish the following:

•	further deepen and broaden our understanding of the mechanism of action (MoA) of our products in cancer;
•	develop alternative delivery systems and determine the optimal dosage for different patient groups;
•	demonstrate proof of concept in animal models of human cancers; and
•	develop successor products to our current products.

Other Strategic Plans

In addition to developing our existing anti-cancer drug portfolio, we plan to obtain rights to additional drug candidates or diagnostic technologies through licensing, partnerships, and mergers/acquisitions. Our efforts in this area will, of course, be guided by business considerations (cost of the opportunity, fit with existing portfolio, etc.) as well as input from our clinical advisory board regarding likelihood of successful clinical development and marketing approval. Our goal is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

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

OncoVista Innovative Therapies, Inc.

Revenue Recognition. While we have not recognized revenues from continuing operations, we anticipate that future revenues will be generated from product sales.  We expect to recognize revenue from product sales in accordance with SEC, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires we recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. We anticipate that our customers will have no right of return for products sold. Revenues are considered to be earned upon shipment.

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

Preclinical Study and Clinical Trial Accruals. Substantially all of our preclinical studies and clinical trials are being performed by third-party clinical research organizations (“CROs”) and other outside vendors. For preclinical studies, we use the percentage of work completed to date and contract milestones achieved to determine the accruals recorded.  For clinical trial accruals, we use the number of patients enrolled, period of patient enrollment and percentage of work completed to date to estimate the accruals.  We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under-or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

AdnaGen AG (a discontinued operation)

Revenue Recognition. We recognize revenue in accordance with SEC, SAB No. 104, “Revenue Recognition” that requires we recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Our customers have no right of return for products sold. Revenues are considered earned upon shipment.

Foreign Currency Translation. As previously described above, we previously sold all of our shares, representing approximately 78% of the total issued and outstanding shares, of AdnaGen.  The financial position and results of operations of Adnagen were measured using the local currency (Euros “€”) as the functional currency.  Assets and liabilities of the subsidiary were translated at current exchange rates as of December 31, 2009, and related revenue and expenses have been translated at average exchange rates through October 31, 2010.  Equity transactions were translated at their historical rates.  Any resulting translation adjustments were included as a component of accumulated other comprehensive loss and as a component of deficit.  Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

Results of Operations

Years Ended December 31, 2010 and 2009

Research and development.  Research and development expenses decreased by approximately $1.0 million, or 70%, to approximately $0.5 million for the year ended December 31, 2010, as compared to $1.5 million for the year ended December 31, 2009.  The decrease in 2010 is primarily due to the scaling back of our research and development operations for substantially the entire year as a result of the unavailability of sufficient capital resources.

We expect research and development expenses to increase in 2011 primarily due to increases in expenditures related to reinitiating our patient enrollment in our Phase I/II for OVI-123, and conducting preclinical studies and the preparation and submission of an IND to the FDA for OVI-117.

General and administrative.  General and administrative expenses decreased by approximately $0.5 million, or 20%, to approximately $1.9 million for the year ended December 31, 2010, as compared to approximately $2.4 million for the year ended December 31, 2009.  In 2010, the decrease was due primarily to reduced costs for legal and professional services, partially offset by an increase in stock compensation expense. The decrease was also partially offset by an increase in compensation as a result of a one-time payment in the amount of approximately $376,000 to Alexander L. Weis, Ph.D., our Chief Executive Officer, President, Chief Financial Officer and Secretary, upon the successful completion of the sale of AdnaGen.

We expect general and administrative expense in 2011 to increase primarily due to an increase in salaries and benefits as we anticipate additional headcount in 2011 to support operations, and stock compensation expense for any restricted stock, options, or warrants granted during the year.  Additionally, we expect to continue to utilize external consultants to provide staff augmentation.

Other Income (Expense). Other income (expense) increased 53% to income of approximately $110,000 for the year ended December 31, 2010 compared to expense of approximately $72,000 for the year ended December 31, 2009.  In 2010, the increase is due primarily to a gain from extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement and returning technology related to tubulin isotype-specific anti-mitotics, as well as a decrease of approximately $522,000 in interest expense as a result of the contingent debt restructure.  These were partially offset by a loss on the derivative liability of $255,000 in 2010 related to the bridge round of debt financing, compared to a gain of $569,000 in 2009.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues included in discontinued operations were $976,000 for the ten months ended October 31, 2010, a slight decrease as compared to approximately $982,000 for the year ended December 31, 2009.  Revenues reflected royalties earned from the sale of diagnostic kits, licensing and research and development revenue and are summarized in the following table:

	2010	2009
Licensing	$91,508	$196,724
Diagnostic kits	823,755	762,642
Research and development, grant and other revenues	60,969	22,682
Total revenues	$976,232	$982,048

There was a decrease of $105,000, or 53%, in payments from license agreements, partially offset by an increase of approximately $61,000, or 8%, in sales of diagnostic kits, as well as an increase of approximately $38,000, or 169%, in research and development revenue. During the year ended December 31, 2010 and 2009, AdnaGen recorded $15,000 (€11,000) and $105,000 (€75,000) in revenue from the sale of diagnostic kits to Biomarkers, respectively.

Operating expenses decreased by approximately $0.6 million, or 33%, to approximately $1.2 million for the ten month period ended October 31, 2010, as compared to $1.2 million for the year ended December 31, 2009.  The decrease in operating expense is due in part to including only ten months of operations in 2010 through the completion of the sale of AdnaGen, compared to 12 months of operations in 2009, as well as a decrease in the exchange rate for the period. Research and development expenses decreased by approximately $0.2 million, or 26%, to approximately $0.5 million for the year ended December 31, 2010, as compared to $0.7 million for the year ended December 31, 2009, primarily due to a reduction in compensation and laboratory supplies due to limited capital resources. Additionally, general and administrative expense decreased $0.5 million, or 42%, also due primarily to decreases in compensation expense, and to reduced costs for legal and professional services. In addition, the decrease in operating expense is due to a decrease in the exchange rate for the period.

Income (loss) from discontinued operations increased 1,593% to income of approximately $12.3 million for the year ended December 31, 2010, compared to a loss of approximately $0.8 million for the year ended December 31, 2009.  In 2010, the increase is due primarily to a gain of $12.7 million from the sale of our shares in AdnaGen in October 2010, as well as a decrease of approximately $0.5 million, or 56%, in our loss from discontinued operations.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $14.8 million to income of approximately $10.0 million for the year ended December 31, 2010 compared to a net loss of approximately $4.8 million for the year ended December 31, 2009.

Going Concern and Recent Events

Our consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We reported net income of approximately $10.0 million, and a net loss of $2.3 million from continuing operations, and net cash used in continuing operations of approximately $1.6 million for the year ended December 31, 2010, an accumulated deficit of approximately $18.3 million and total equity of approximately $1.7 million at December 31, 2010. The Company is also in default on certain loans and related accrued interest aggregating $143,638 at December 31, 2010.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of its shares of AdnaGen as described above.  As a result of the stock purchase agreement with Alere Holdings, we now have sufficient capital to meet our anticipated operating cash requirements for the next 12 to 18 months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of approximately $3.5 million compared to $109,000 at December 31, 2009. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next 12 to 18 months.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves. Our future capital requirements will depend upon many factors, including:

•	Continued scientific progress in our research and development programs;
•	Costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	Competing technological and market developments; and
•	Our ability to establish additional collaborative relationships.

Accordingly, we may be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our short or long-term requirements. In such event, our business, prospects, financial condition, and results of operations would be materially adversely affected.

Operating Activities.  For the year ended December 31, 2010, net cash used in continuing operations was approximately $1.6 million compared to approximately $0.6 million for the year ended December 31, 2009. Cash used in continuing operations increased $1.0 million, or 156%, primarily due to a decrease in our net loss of approximately $14.8 million for the year ended December 31, 2010, to net income of $10.0 million, as compared to a net loss of approximately $4.8 million for the year ended December 31, 2009.  In addition to a decrease in our net loss, operating activities were impacted by a loss in the current year for the derivative liability related to the bridge round of debt financing compared to a gain in the prior year.  Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning the technology.

For the year ended December 31, 2010, net cash provided by discontinued operations was approximately $1.1 million compared to net cash used in operating activities of approximately $0.3 million for the year ended December 31, 2009. Cash provided by discontinued operations increased $1.3 million, or 480%, primarily due to a decrease in our net loss from discontinued operations of approximately $0.5 million for the year ended December 31, 2010, to a net loss of $0.4 million as compared to a net loss of approximately $0.8 million for the year ended December 31, 2009.

Investing Activities. For the year ended December 31, 2010, net cash provided by investing activities from discontinued operations was approximately $5.9 million as compared to cash used $2,000 for the year ended December 31, 2009. Cash provided by investing activities increased $5.9 million, as a result of the proceeds of $6.0 million for our share of the first milestone payment from the sale of AdnaGen.

Financing Activities.  Cash used in financing activities from continuing operations was approximately $0.9 million for the year ended December 31, 2010 as compared to approximately $0.9 million provided by financing activities from continuing operations for the year ended December 31, 2009.  The change is primarily due to the repayment of approximately $0.9 million from the bridge round of debt financing completed in the current year, as well as loans from Alexander L. Weis, Ph.D., a member of the Company’s board of directors and its CEO, President, CFO and Secretary, and a significant shareholder (the “CEO”), and affiliated companies.

Cash used in financing activities from discontinued operations was approximately $1.1 million for the year ended December 31, 2010 as compared to approximately $0.1 million provided by financing activities from discontinued operations for the year ended December 31, 2009.  The change is primarily due to the repayment of certain loans and notes payable.

Our outstanding material contractual obligations under lease and debt agreements as of December 31, 2010 are as follows:

	Payments Due by Period
	Within One Year	Two to Three Years		Four to Five Years		After Five Years		Total
Loans and notes payable	$100,000	$	−	$	−	$	−	$100,000
Operating leases and other	158,400		144,000		144,000		−	446,400
	$258,400		$144,000		$144,000	$	−	$546,400

In April 2009, we negotiated a contingent debt restructuring with three of our major creditors which if completed would result in exchanging approximately €4.3 million ($6.2 million) of debt and related accrued interest as of September 30, 2009, for an equity share of approximately 18% of AdnaGen.  In addition, as part of the contingent restructuring, we agreed to forgive approximately $887,000 in receivables, advances, loans and related interest as of December 31, 2009, due from AdnaGen if completed.  The debt restructuring was contingent on us raising a minimum of €2.0 million ($2.9 million) that was originally to be due no later than July 30, 2009.  In July 2009, we received an extension until December 2009 to raise the additional capital required under the debt restructuring agreement, which date was subsequently extended to May 31, 2010.  As a result of the sale of AdnaGen in October 2010, the contingently redeemable shares were issued and subsequently sold to Alere Holdings.

Loans and notes payable of AdnaGen in the principal amount of $5,640,962 had a contingent repayment plan. Under the plan, principal and accrued interest is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity, except with respect to debt in the principal amount of $716,650, for which only the principal is subject to a contingent repayment plan. The debt holders signed subordination letters related to the principal and interest providing that if AdnaGen is unable to repay, it would not lead to insolvency under applicable German law. If not repaid at maturity, the debt will continue to be outstanding until such time that AdnaGen had sufficient profits, liquidation surplus, or net assets to repay the outstanding principal, the debt was renegotiated, or AdnaGen became insolvent. Further, debt holders in the principal amount of $4,299,900 had the right to receive a share of AdnaGen profits under certain circumstances.  Substantially all of the debt described above was included in the contingent debt restructuring described previously, and as a result of the sale of AdnaGen, was converted to equity and sold to Alere Holdings.  Any remaining debt still outstanding with a contingent repayment plan was assumed by Alere Holding as part of the sale.  At March 25, 2011, we have only one convertible note payable outstanding in the amount of $100,000, which is in default and is due on demand.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning on January 1, 2010, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact our consolidated financial statements or results of operations.

In April 2010, the FASB issued ASU 2010-17, revenue recognition – milestone method (Topic 605), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition to research or development arrangements. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment is effective for us beginning January 1, 2011.   The adoption of ASU 2010-17 is not expected to have a material impact on our consolidated financial position or results of operations.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2010, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2010:

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

•
Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by a consultant. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

Remediation of Material Weaknesses

Due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the SOX continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we will not find or have pointed out to us either by internal or external resources, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On November 8, 2010, Paul Mieyal, Ph.D. resigned from our Board of Directors as a result of the repayment of the 2009 Bridge Notes.  There were no disagreements between us and Mr. Mieyal.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Alexander L. Weis, Ph.D.	61	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Alexander Ruckdaeschel	38	Director, Audit Committee Member, Compensation Committee Member
William J. Brock	61	Director, Audit Committee Chairman, Compensation Committee Chairman
Michael Moloney	52	Chief Operating Officer

Set forth below is biographical information with respect to each of the aforementioned individuals.

Alexander L. Weis, Ph.D. Dr. Weis has served as a member of our board, Chief Executive Officer, President and Secretary since August 2007, and our Chief Financial Officer since August 2009.  Dr. Weis is the principal founder of OncoVista-Sub and has been its Chairman, Chief Executive Officer, and President since its inception in September 2004.  Since February 2009, Dr. Weis also serves as AdnaGen’s Chief Executive Officer. Dr. Weis is a recognized leader and pioneer in the biotechnology and pharmaceutical industries and has led pharmaceutical companies through all stages from start-up through public offerings and as a manager of a substantial public company. Prior to forming our company, from 1989 to September 2004, Dr. Weis served as President of Lipitek International, Inc., a specialty pharmaceutical company that Dr. Weis founded. Dr. Weis was a co-founder of ILEX Oncology, which became a publicly traded company in 1997 (NASDAQ: ILXO) and was later acquired by Genzyme Corporation in a stock transaction valued at over $1 billion. Dr. Weis served as ILEX’S Chief Scientific Officer and Executive Vice President from its founding in 1994 through 1998. Dr. Weis has worked for Vector Therapeutics, MykoBiologics, the Cancer Therapy and Research Center, Sterling Drugs, the Eastman Kodak Company and the Weizmann Institute of Science. Dr. Weis received his Ph.D. in Organic Chemistry from the Novosibirsk Institute of Organic Chemistry. Dr. Weis is a scientist and inventor, with over 60 publications and 30 patents. He is a Chartered Chemist and Fellow of the Royal Society of Chemistry, and was selected as the South Texas Entrepreneur of the Year in 1996.

Alexander Ruckdaeschel. Alexander Ruckdaeschel has served as a member of our board since December 2007, as a member of OncoVista-Sub's board since January 2005 and as a member of our Audit Committee and Compensation Committee since March 28, 2008. Mr. Ruckdaeschel is a venture capitalist and, since September, 2006, partner at Alphaplus-Advisors, a U.S. based hedge fund. From January 2003 to September 2006, he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in small-cap Biotech equities worldwide. From December 2003 to July 2006, he was an investment advisor to Nanostart AG, one of Europe’s leading venture investment firms in the area of nanotechnology. Mr. Ruckdaeschel has extensive experience in the European solar industry. He also serves on the board of directors for several private companies. Prior to 2003, he was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor. From 1992 to 2000 Mr. Ruckdaeschel served in the German military, participating in United Nations missions in Somalia, Croatia, and Bosnia.

William J. Brock. Mr. Brock has served on our board since December 2007, the board of OncoVista-Sub since September 2007, and as Chairman of our Audit Committee and Compensation Committee since March 28, 2008.  Currently, Mr. Brock is the CEO of Iron Rock LLC, a financial services firm that he founded and that focuses on alternative investment products and their distribution, investment banking advisory and consulting services and asset management.  From August 2007 to December 2009, Mr. Brock served as the President of iPro One, a financial services firm. From July 2004 to August 2007, Mr. Brock was a vice president for private client services at Bear Stearns. From November 2002 to July 2004, Mr. Brock was a director of Houlihan, Lokey, Howard and Zukin, an investment banking firm. From 2001 to 2002, Mr. Brock was Managing Director of Liberty Hampshire Corporation, New York, a diversified financial institution. Mr. Brock holds a Bachelor of Arts degree cum laude from Harvard College, and an M.B.A. from the Harvard University Graduate School of Business Administration.

Michael F. Moloney. Mr. Moloney has served as our Chief Operating Officer since January 2011. From November 2009 through December 2010, Mr. Moloney served as Director of Operations and Director of Information Systems for United Biologics.  Mr. Moloney previously served as our Director of Program Management from January 2008 through August 2009. From January 2007 through December 2007, Mr. Moloney was an independent consultant to the biopharmaceutical industry. From November 2001 through December 2006, Mr. Moloney served as Vice President, Information Systems and Technologies and a member of the Executive Management team for BioNumerik Pharmaceuticals, Inc. From June 2000 through November 2001, Mr. Moloney served as Director of Systems and Operations Technologies for BioNumerik Pharmaceuticals, Inc. From 1992 through June 2000, Mr. Moloney served as Director of Information Systems for the Cancer and Leukemia Group B (CALGB), a National Cancer Institute funded multi-center cooperative group engaged in cancer research. While at the CALGB, Mr. Moloney served as a member of the CALGB Statistical Center management team and the CALGB Operations Committee. Mr. Moloney held appointments on numerous CALGB scientific committees and served as Vice Chairman for the National Cancer Institute’s Intergroup Specimen Banking Committee. Prior to joining the CALGB, Mr. Moloney held various technical positions at Clinical Research International, Family Health International and the North Carolina Hospital Association. Mr. Moloney received a B.S. in information systems from Alderson Broaddus College and an M.B.A. from The University of Texas at San Antonio.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2010, our Board of Directors held two meetings and took no actions by written consent.

Committees of the Board of Directors

On March 28, 2008, we established an Audit Committee and a Compensation Committee. Messrs Brock and Ruckdaeschel serve on both committees with Mr. Brock serving as Chairman of both committees, as well as being deemed the “audit committee financial expert.”

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

Esteban Cvitkovic, M.D. Dr. Cvitkovic is a board-certified, medical oncologist who practices medicine in Paris, France.  Dr. Cvitkovic has more than 30 years of international experience in oncology therapeutics including hands-on clinical research, clinical pharmacology, early single agent and combination regimens development, disease-oriented therapeutic impact assessment, evaluating new agents in pre-clinical development, and optimizing efficacy and combination development.  Dr. Cvitkovic is author of more than 160 peer-reviewed articles and 450 abstracts focusing on solid tumor oncology.  He led the clinical development of cisplatin and its combinations as well as oxaliplatin, vindesine, bleomycin, navelbine, and ET-743.  He played key consulting roles in registration strategy and post-registration development of recent products such as amifostine, docetaxel, CPT-11, and irofulven.  Dr. Cvitkovic’s career includes staff and academic appointments at Memorial Sloan-Kettering Cancer Center, Columbia Presbyterian Medical Center, Institut Gustave Rooury (Villejuif, France), Hôpital Paul Brooure (Villejuif, France) and Hôpital St. Louis (Paris).

Ronald P. McCaffrey, M.D. Dr. McCaffrey is a Lecturer in Medicine at the Harvard Medical School and a Clinical Associate in Medicine, Hematology-Oncology Division at The Brigham & Women's Hospital and Dana-Farber Cancer Institute.  Dr. McCaffrey has written over 90 publications and has co-edited two books.  In all, Dr. McCaffrey has 35-plus years of experience in his specialty.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Alexander L. Weis, Ph.D., Director, Chief Executive Officer, President, Chief Financial Officer and Secretary	1	3	-
Alexander Ruckdaeschel, Director	–	1	Form 4, Form 5
William Brock, Director	–	1	Form 4, Form 5

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2010 and 2009 by our current Chief Executive Officer and our only other officer. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)		Total ($)
Alexander L. Weis, Ph.D. Chief Executive Officer,
President, Chief Financial Officer and Secretary	2010	51,667	(3)	375,667	875,000	—	—	—	2,000	(7)	1,304,334
	2009	299,746	(5)	—	875,000	—	—	—	31,120	(7)	1,205,866
Michael F. Moloney Chief Operating Officer	2010	—	(4)	—	—	—	—	—	—	(7)	—
	2009	45,833	(6)	—	—	341,426	—	—	11,396	(7)	398,655

(1)	The information is provided for each fiscal year which begins on January 1 and ends on December 31.
(2)
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2010 and 2009 are set forth in Note 10 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	Dr. Weis is entitled to a salary of $310,000 per annum. The amount referenced reflects the amount earned by Dr. Weis from November 1, 2010, through the end of the fiscal year 2010
(4)
Mr. Moloney was laid off on August 31, 2009 and the amount referenced reflects the amount earned by Mr. Moloney during fiscal year 2009.  Mr. Moloney rejoined the Company as Chief Operating Officer on January 3, 2011 and is entitled to a salary of $180,000 per annum

(5)	Amount includes salary of $63,256 accrued through May 15, 2009 and unpaid as of March 15, 2011.
(6)	Amount represents salary of $19,679 accrued for Mr. Moloney but unpaid through August 31, 2009, the employment termination date.
(7)	See “All Other Compensation” table below.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Other ($)	Total ($)
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Chief	2010	2,000	—	—	2,000
Financial Officer, and Secretary	2009	4,500	3,682	22,938	31,120

Michael F. Moloney	2010	—	—	—	—
Chief Operating Officer	2009	—	11,396	—	11,396

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alexander L. Weis, Ph.D. Director, CEO, President, CFO and Secretary	—	—	—		—	500,000	(1)	165,000	(2)	—	—

Michael F. Moloney
Chief Operating Officer	—	—	—		—	—		—		—	—

(1)	These options vested January 1, 2011.
(2)	Market value is based on the closing sales price of our common stock of $0.33 per share on December 31, 2010.

Employment Agreements

We are party to an employment agreement, dated October 1, 2004, with Alexander L. Weis, Ph.D., pursuant to which we have agreed to employ Dr. Weis as our Chief Executive Officer and Chairman of the Board for a four-year initial term, with one-year renewable terms, for base salary of $250,000 per year, subject to adjustment, plus a $1,000 per month car allowance.  Dr. Weis’ current base salary is $310,000 per annum. Dr. Weis is entitled to receive an annual cash bonus up to 40% of his base salary, provided that we meet certain performance objectives established by the Board of Directors. Dr. Weis is also entitled to a bonus upon our satisfaction of certain specified milestones. If Dr. Weis’ employment is terminated as a result of his death or disability, he (or in the case of his death, his estate) is entitled to severance of one year’s base salary, one year’s health insurance coverage for his wife and dependent children and, in the case of termination as a result of disability, one year’s health insurance coverage for Dr. Weis. If Dr. Weis’ employment is terminated without cause, he is entitled to one year’s base salary and one year’s health and life insurance that were in effect prior to his termination. No severance is payable if Dr. Weis’ employment is terminated for cause or if Dr. Weis’ resigns, retires or otherwise terminates his employment voluntarily.

We are party to an employment agreement, dated January 3, 2011, with Michael Moloney, pursuant to which we have agreed to employ Mr. Moloney as our Chief Operating Officer for a two-year initial term, with one-year renewable terms, for base salary of $180,000 per year, subject to adjustment, plus a $300 per month car allowance.  Mr. Moloney is also entitled to receive an annual cash bonus up to 30% of his base salary, provided that we meet certain performance objectives established by the Board of Directors. If Mr. Moloney’s employment is terminated without cause, he is entitled to three months base salary and one year’s health and life insurance that were in effect prior to his termination. No severance is payable if Mr. Moloney’s employment is terminated for cause or if Mr. Moloney resigns, retires or otherwise terminates his employment voluntarily.

To assist us in conserving our cash, from January 1, 2009, we paid one-half, but accrued the other half of the salaries of the former employees of our U.S. operating company, OncoVista-Sub, through May 15, 2009, which are included in accrued liabilities on our consolidated balance sheet at December 31, 2010.

Stock Option Plans

We have adopted the following stock option plans:

2007 Stock Option Plan

In June 2007, OncoVista-Sub’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The Plan authorizes the grant of incentive stock options, non-qualified stock options, and stock purchase rights (“Rights”) with respect to up to an aggregate of 3,000,000 shares of our common stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our Board of Directors and all options granted under the 2007 Plan were assumed by us. As of March 15, 2011, 1,087,600 non-qualified options under the 2007 Plan were issued.

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

The Administrator may grant alone, in addition to or in tandem with options granted under the 2007 Plan, to eligible persons Rights to purchase options for such number of shares of our common stock at the price, within the period and subject to the conditions set forth in the award. The purchase is to be effected by execution of a Restricted Stock Purchase Agreement in the form determined by the Administrator which may at the Administrator’s option grant us the right to repurchase the shares acquired at the original price paid in the event of the voluntary or involuntary termination of the purchaser’s service for any reason. The agreement may provide that the repurchase option lapses in whole or installments as to a service provider other than an officer, director, or consultant, at a rate of at least 20% per annum over five years from the date of purchase.

Option and Rights holders have no voting, dividend or other rights as stockholders with respect to shares of our Common Stock covered by options or Rights prior to becoming the holders of record of such shares. The purchase price upon the exercise of options or Rights may be paid as determined by the Administrator at the time of exercise in cash, by certified bank, cashier’s check or promissory note, by tendering stock held by the Option or Rights holders, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of our common stock available under the 2007 Plan and the number of shares and per share exercise price under outstanding options and Rights will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or a similar corporate event.

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

The Directors Plan relates to a maximum of 500,000 shares of our common stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Exchange Act and as defined by any exchange or market on which the common stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Exchange Act. As of March 15, 2011, 40,000 options were issued under the Directors Plan. The Directors Plan is to be administered by the board of directors or the Compensation Committee of the board of directors, which is authorized to adopt, interpret, and amend regulations under the Directors Plan.

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

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”). As a result of the Merger, our Board of Directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us. The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our common stock to our employees, directors and consultants or to our affiliates. As of March 15, 2011, 480,000 non-qualified options were issued under the 2004 Plan.

As the 2004 Plan was never approved by the shareholders, we have only granted non-qualified options under the 2004 Plan.  As such, the 2004 Plan permits us to grant only options which do not qualify as incentive stock options (“Non-Qualified Options”). Unless earlier terminated by the shareholders, the 2004 Plan will terminate in October 2014.

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

Except as noted below for corporate “insiders,” if our common stock acquired upon the exercise of an ISO is disposed of prior to the expiration of either holding period described above, generally (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the option price paid for such shares and (ii) the optionee’s employer will be entitled to deduct such amount for Federal income tax purposes if the amount represents an ordinary and necessary business expense. Any further gain (or loss) by the optionee will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction by the employer.

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

Non-Qualified Options. Except as noted below for corporate “insiders,” with respect to Non-Qualified Options: (i) no income is realized by the optionee at the time the option is granted; (ii) generally, at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares, if unrestricted, on the date of exercise, and the optionee’s employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (iii) at sale, appreciation (or depreciation) after the date of exercise is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held.

Special Rules Applicable To Corporate Insiders. As a result of the rules under Section 16(b) of the Exchange Act, “insiders” (as defined in the Exchange Act), depending upon the particular exemption from the provisions of Section 16(b) utilized, may not receive the same tax treatment as set forth above with respect to the grant and/or exercise of options. Generally, insiders will not be subject to taxation until the expiration of any period during which they are subject to the liability provisions of Section 16(b) with respect to any particular option. Insiders should check with their own tax advisers to ascertain the appropriate tax treatment for any particular option.

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

Director Compensation

Effective December 6, 2010, independent members of our Board of Directors are entitled to $3,500 quarterly as remuneration for service as a member of the board plus reimbursement for travel expenses. The following table sets forth director compensation for the year ended December 31, 2010.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alexander L. Weis, Ph.D.(1)	—	—	—	—	—	—	—
Alexander Ruckdaeschel	20,000	—	18,080	—	—	—	38,080
James Wemett	20,000	—	—	—	—	—	20,000
William Brock	20,000	—	27,120	—	—	—	47,120
Paul Mieyal, Ph.D.	20,000	—	—	—	—	—	20,000

(1)	Please refer to the summary compensation table for executive compensation with respect to the named individual.

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

Name and Address of Beneficial Owners1	Amount and Nature of Beneficial Ownership		Percent Ownership2
Alexander L. Weis, Ph.D., Director, Chief Executive Officer, President, Chief Financial Officer and Secretary	5,150,000	3	24.4%
Alexander Ruckdaeschel, Director	96,667	4	*
William J. Brock, Director	70,000	5	*
Michael Moloney, Chief Operating Officer	220,800	6	1.0%
All executive officers and directors as a group (four persons)	5,537,467		25.9%
Wexford Spectrum Trading Ltd. 411 West Putnam Avenue Greenwich, CT 06830	2,592,855	7	11.8%
CAMOFI Master LDC/CAMHZN Master LDC c/o Centrecourt Asset Management LLC 350 Madison Avenue, 8th Floor New York, New York 10017	2,272,759	8	10.5%

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
3  Includes 500,000 shares of common stock held in the name of Lipitek International, Inc.; 1,000,000 shares of common stock vested on January 1, 2010; and 500,000 shares of common stock, which vested on January 1, 2011.
4  Consists of 50,000 options to purchase shares of common stock at $0.10 per share until January 13, 2015; 30,000 options to purchase shares of common stock at $1.75 per share until September 8, 2017; and 16,667 options to purchase shares of common stock at $0.38 per share until December 3, 2020.
5  Consists of 45,000 options to purchase shares of common stock at $1.75 per share until August 28, 2017, and 25,000 options to purchase shares of common stock at $0.38 per share until December 3, 2020.
6  Includes 145,800 shares of common stock and 75,000 options to purchase shares of common stock at $0.31 per share until December 31, 2020.
7  Includes 1,714,284 shares of common stock; 428,571 warrants to purchase common stock at $2.50 per share until August 15, 2012; and 450,000 warrants to purchase shares of common stock at $0.10 per share until December 31, 2014.
8  Includes 1,463,741 shares of common stock; 257,143 warrants to purchase shares of common stock at $0.001 per share until July 1, 2012; 198,857 warrants to purchase shares of common stock at $2.50 per share until August 15, 2012 held by CAMOFI Master LDC; and 266,161 shares of common stock; and 86,857 warrants to purchase shares of common stock at $2.50 per share until August 15, 2012 held by CAMHZN Master LDC. Centrecourt Asset Management LLC is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	3,083,600	(1)	$1.60	1,959,200	(2)

(1)	Represents 480,000 shares granted from the 2004 Plan, 1,087,600 shares granted from the 2007 Plan, 40,000 shares granted from the Director Plan and 1,476,000 warrants issued to nonemployees.
(2)	Represents 170,000 shares available for issuance under the 2004 Plan, 1,329,200 shares available for issuance under the 2007 Plan and 460,000 shares available for issuance under the Director Plan.

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

2009 Bridge Notes

On January 15, 2009, we and OncoVista-Sub completed an initial closing of a bridge round of debt financing, whereby we and OncoVista-Sub issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors as defined by Rule 501 under the Securities Act. Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is Chairman of our board, Chief Executive Officer, President, and Secretary as well as one of our significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of our outstanding common stock. Dr. Paul Mieyal, a representative of Wexford Spectrum Trading Limited, was appointed to our Board of Directors commencing March 30, 2009.

The Bridge Notes bear interest at 10% per annum, increasing to 18% in the case of an event of default, and mature on the earlier of (i) January 15, 2010, (ii) the date upon we consummate a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing”), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

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

In January 2010, we obtained the consent of the holders of the Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, or such time that we obtain a “Qualified Financing.”  We revised the term “Qualified Financing” from aggregate gross proceeds of which equal or exceed $5,000,000 to $3,000,000, and increased the interest rate from 10% to 12%.  Additionally, we extended the expiration date for the Warrants to July 15, 2014, and reduced the exercise price to $0.10 per share. In July 2010, we again obtained the consent of the holders of the Bridge Note financing to extend the maturity date from July 15, 2010 until the earlier of December 31, 2010, or such time that we obtain a Qualified Financing, and we further increased the number of warrants to be issued by 50%, extending the expiration date to December 31, 2014.

In November 2010, we used the proceeds from the sale of our shares in AdnaGen to repay the outstanding principal and interest to the holders of the Bridge Notes.

Lipitek Agreements

In October 2004, we entered into a License Agreement with Lipitek International Inc. (“Lipitek International”), pursuant to which Lipitek International has granted to us an exclusive, world-wide, royalty and milestone-bearing right and license to utilize the patents and technologies of Lipitek International relating to L-Nucleosides and their conjugates.

On November 17, 2005, we entered into a Purchase Agreement with Lipitek International and Alexander L. Weis, Ph.D. pursuant to which Lipitek has granted us an option to purchase all membership interests in Lipitek Research LLC for a purchase price of $5,000,000, payable in installments. As of March 15, 2010, we have paid Lipitek International a total of [$550,000 toward this agreement and we have accrued $250,000..] On or before July 28, 2012, we are required to pay the balance of the purchase price. Prior to the full payment of the purchase price, we have the option, upon 30 day’s written notice, to abandon the purchase of Lipitek Research LLC upon forfeiture of all amounts already paid. In addition, Lipitek International and Dr. Weis agreed to use reasonable efforts to ensure that we have the right of first negotiation with respect to any Lipitek International intellectual property related to anti-cancer, anti-fungal, anti-parasitic and anti-malarial activities (except that derived from South American plants and vegetation) and to intellectual property arising out of any current research or research contract of Lipitek Research LLC.  Dr. Weis who is Chairman of our board and our Chief Executive Officer, President, Chief Financial Officer, and Secretary, has agreed not to vote as a director in connection with any matter relating to Lipitek.

Pursuant to a three-year Lease Agreement with Lipitek International which expires December 2013, we lease laboratory space for approximately $12,000 per month.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath P.C. (“GHP”)

GHP is our independent auditor and examined our financial statements for the years ended December 31, 2010 and December 31, 2009.  GHP performed the services listed below and was paid the fees listed below for the years ended December 31, 2010 and December 31, 2009.

Audit Fees

GHP was paid aggregate audit fees of approximately $46,500 and $59,000 for the years ended December 31, 2010 and December 31, 2009, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2010 and 2009.

Audit Related Fees

GHP was paid no additional fees for the years ended December 31, 2010 and December 31, 2009, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

GHP was paid additional fees of approximately $2,720 and $660 for the years ended December 31, 2010 and December 31, 2009, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GHP was not paid any other fees for professional services during the years ended December 31, 2010 and December 31, 2009.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit No.	Description

3.1	Certified Copy of the Articles of Incorporation of the Registrant.(2)

3.2	Bylaws.(3)

3.3	Certificate of Change of the Registrant.(4)

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant.(10)

10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D.(2)

10.2	Executive Employment Agreement dated as of January 15, 2005, by and between OncoVista, Inc. and Corey Levenson, Ph.D.(2)

10.3	Employment Agreement dated as of August 22, 2005, by and between OncoVista, Inc. and Robert Patterson.(2)

10.4	Employment Agreement dated as of January 1, 2005, by and between OncoVista, Inc. and Tamas Bakos, Ph.D.(2)

10.5	Employment Agreement dated as of July 3, 2006, by and between OncoVista, Inc. and Jeanne Kay Noel.(6)

10.6	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 1, 2005.(2)

10.7	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005.(8)

10.8	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc.(9)

10.9	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc. (6)

10.10	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc.(6)

10.11	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmaceuticals, Inc. dated December 2005.(6)

10.12	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc.(6)

10.13	Patent License effective May 1, 2005 between Technology Innovations, LLC and OncoVista, Inc.(6)

10.14	License Agreement effective as of October 13, 2004 between Technology Innovations, LLC. and OncoVista, Inc.(6)

10.15	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (6)

10.16	Securities Purchase Agreement, dated as of August 16, 2007.(5)

10.17	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)

10.18	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007.(6)

10.19	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed in August 15, 2007.(6)

10.20	Form of Lock-Up Agreement.(6)

10.21	Letter Agreement dated July 11, 2007 between OncoVista, Inc. and Maxim Group, LLC.(6)

10.22	Warrant dated August 15, 2007 issued to Maxim Group, LLC.(6)

10.23	Form of Subscription Agreement.(6)

10.24	2004 Stock Option Plan.(6)

10.25	2007 Stock Option Plan.(6)

10.26	2007 Stock Option Plan for Independent and Non-Employee Directors.(6)

10.27	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)

10.28	Subscription Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc.(7)

10.29	Investors’ Rights Agreement, dated November 27, 2007, between OncoVista, Inc. and OSI Pharmaceuticals, Inc. (7)

10.30	Stockholders Agreement, dated November 27, 2007, between OncoVista, Inc., OSI Pharmaceuticals, Inc., and Alexander L. Weis.(7)

10.31	Stock Purchase Warrant dated November 27, 2007. (7)

10.32	Stock Purchase Warrant dated November 27, 2007. (7)

10.33	Share Purchase Agreement between BioMed Venture GmbH and OncoVista, Inc.(11)

10.34	Secured Promissory Note of OncoVista Innovative Therapies, Inc. and OncoVista, Inc. dated January 15, 2009(9)

10.35	Registration Rights Agreement dated January 15, 2009(9)

10.36	Form of Warrant dated January 15, 2009(9)

10.37	Agreement with Gilford Securities Incorporated, dated April 1, 2010(12)

10.38	Letter of Engagement with Motion Communications, Inc., effective May 1, 2010(12)

10.39	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010(13)

10.40	Executive Employment Agreement with Michael Moloney, dated January 3, 2011*

10.41	Consulting Agreement with FACT Consulting LLC, dated January 3, 2011*

10.42	Media Advertising Agreement with MJD Media LLC, dated February 8, 2011*

10.43	Strategic Consulting Agreement with HealthPro BioVentures LLC, dated January 7, 2011*

10.44	Employment Agreement with Tamas Bakos, dated November 1, 2010*

10.45	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 3, 2011*

10.46	Consulting Agreement with New Millennium PR Communications, dated January 31, 2011*

14	Code of Ethics, dated March 28, 2008(1)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	Filed as an exhibit to the Current Report on Form 8-K on November 19, 2007 with the Commission and incorporated by reference herein.

(9)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2009 with the Commission and incorporated by reference herein.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on January 9, 2008 with the Commission and incorporated by reference herein.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2008 with the Commission and incorporated by reference herein.

(12)	Filed as an exhibit to Quarterly Report of Form 10-Q on May 14, 2010 with the Commission and incorporated by reference herein.

(13)	Filed as an exhibit to Quarterly Report of Form 10-Q/A on December 23, 2010 with the Commission and incorporated by reference herein.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOVISTA INNOVATIVE THERAPIES, INC.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Secretary
and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:  March 30, 2011

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 30, 2011.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ William J. Brock
William J. Brock
Director

/s/ Alexander Ruckdaeschel
Alexander Ruckdaeschel
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009	F-5

Consolidated Statements of Changes in Equity (Deficit)
for the Years Ended December 31, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2010 and 2009	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoVista Innovative Therapies, Inc and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 28, 2010, the Company sold its majority-owned German operating subsidiary.

/s/ GHP Horwath, P.C.

Denver, Colorado
March 30, 2011

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,524,496	$108,994
Accounts receivable	7,379	113,187
Inventories	–	26,962
Prepaid and other current assets	–	25,329
Total current assets	3,531,875	274,472

Equipment, net	16,232	91,341
Deposits and other assets	2,047	44,329
Total assets	$3,550,154	$410,142

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$506,685	$1,279,278
Accrued expenses	942,102	1,995,800
Derivative liability	301,405	46,704
Loans payable, related party	–	259,556
Notes payable (including $0 and $350,000 of related party notes payable)	100,000	1,541,016
Contingently restructured debt	–	6,176,310
Accrued interest payable (including related party interest of $0 and $33,466)	43,638	359,983
Total current liabilities	1,893,830	11,658,647

Commitments and contingencies

Equity (deficit):
OncoVista Innovative Therapies stockholders’ equity (deficit):
Common stock, $.001 par value; 147,397,390 shares authorized, 21,149,675 shares issued and outstanding at December 31, 2010 and 2009, respectively	21,149	21,149
Additional paid-in capital	19,889,722	18,560,394
Accumulated deficit	(18,254,547)	(28,357,947)
Accumulated other comprehensive loss	–	(1,430,618)
Total OncoVista Innovative Therapies stockholders’ equity (deficit)	1,656,324	(11,207,022)
Noncontrolling interest	–	(41,483)
Total equity (deficit)	1,656,324	(11,248,505)
Total liabilities and equity (deficit)	$3,550,154	$410,142

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009

Revenue	$–	$–

Operating expenses:
Research and development	450,910	1,480,014
General and administrative	1,947,571	2,447,890
Total operating expenses	2,398,481	3,927,904

Operating loss from continuing operations	(2,398,481)	(3,927,904)

Other income (expense):
Interest expense	(147,012)	(669,294)
(Loss) gain on derivative liability	(254,701)	568,512
Extinguishment of royalty liability	520,000	–
Other	(9,709)	28,655
Total other income (expense)	108,578	(72,127)

Loss from continuing operations	(2,289,903)	(4,000,031)

Discontinued operations:
Loss from discontinued operations, net of income taxes	(365,434)	(824,074)
Gain on sale of subsidiary	12,665,488	–
Income (loss) from discontinued operations	12,300,054	(824,074)

Net income (loss)	10,010,151	(4,824,105)

Net income attributable to contingently redeemable noncontrolling
interest (discontinued operations)	73,752	–
Net income attributable to noncontrolling interest
(discontinued operations)	19,497	41,105

Net income (loss) attributable to OncoVista Innovative Therapies	$10,103,400	$(4,783,000)

Net loss per share from continuing operations
- basic and diluted	$(0.11)	$(0.22)
Net income (loss) per share from discontinued operations
- basic and diluted	$0.61	$(0.04)

Amounts attributable to OncoVista Innovative Therapies
Loss from continuing operations	$(2,289,903)	$(4,000,031)
Income (loss) from discontinued operations	12,393,303	(782,969)
Net income (loss)	$10,103,400	$(4,783,000)

Weighted average number of shares outstanding during the period - basic and diluted	20,483,008	18,424,220

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Deficit)
For the Years Ended December 31, 2010 and 2009

			OncoVista Innovative Therapies, Inc. Shareholders
	Total	Comprehensive Loss	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling Interest
Balance at December 31, 2008	$(8,345,779)		$20,316	$16,389,878	$(23,574,947)	$(1,181,026)	$	−
Comprehensive loss:
Net loss	(4,824,105)	$(4,824,105)	−	−	(4,783,000)	−		(41,105)
Other comprehensive loss:
Foreign currency translation loss	(249,970)	(249,970)	−	−	−	(249,592)		(378)
Other comprehensive loss	(249,970)	(249,970)
Comprehensive loss	(5,074,075)	$(5,074,075)
Issuance of warrants for consulting	92,027		−	92,027	−	−
Exercise of common stock options	833		833	−	−	−
Employee stock-based compensation	1,937,633		−	1,937,633	−	−
Non-employee stock-based consulting	140,856		−	140,856	−	−
Balance at December 31, 2009	(11,248,505)		21,149	18,560,394	(28,357,947)	(1,430,618)		(41,483)
Comprehensive loss:
Net loss	10,010,151	10,010,151	−	−	10,103,400	−		(93,249)
Other comprehensive loss:
Foreign currency translation loss	26,427	26,427	−	−	−	26,427		−
Other comprehensive loss	26,427	26,427
Comprehensive income	10,036,578	$10,036,578
Disposition of AdnaGen	1,538,923					1,404,191		134,732
Issuance of warrants for consulting	63,710		−	63,710	−	−
Employee stock-based compensation	1,229,205		−	1,229,205	−	−
Non-employee stock-based consulting	36,413		−	36,413	−	−
Balance at December 31, 2010	$1,656,324		$21,149	$19,889,722	$(18,254,547)	$-		$-

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$10,010,151	$(4,824,105)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	365,434	824,074
Depreciation	9,292	9,292
Amortization of debt discount	25,635	589,581
Gain on sale of subsidiary	(12,665,488)	–
Employee stock-based compensation	1,229,205	1,937,633
Non-employee stock-based consulting expense	36,413	140,856
Gain on extinguishment of royalty liability	(520,000)	–
Non-employee stock-based consulting expense (warrants)	63,710	92,027
Loss (gain) on derivative liability	254,701	(568,512)
Changes in operating assets and liabilities:
Accounts receivable	51,814	7,821
Prepaid and other assets	–	10,819
Accounts payable	(414,834)	563,283
Accrued expenses	3,049	506,168
Accrued interest payable	(63,713)	79,713
Net cash used in continuing operations	(1,614,631)	(631,350)
Net cash provided by discontinued operations	1,059,676	(279,885)
Net cash used in operating activities	(554,954)	(911,235)

Cash flows from investing activities
Net cash provided by (used in) discontinued operations, including proceeds from sale of AdnaGen of $5,992,036	5,916,662	(1,647)
Net cash provided by (used in) investing activities	5,916,662	(1,647)

Cash flows from financing activities
Proceeds from exercise of stock options	–	833
Proceeds from notes payable	–	400,000
Proceeds from loans and notes payable, related party	146,712	459,500
Repayments of loans and notes payable	(400,000)	–
Repayments of loans and notes payable, related party	(606,212)	–
Net cash (used in) provided by continuing operations	(859,500)	860,333
Net cash (used in) provided by discontinued operations	(1,108,947)	146,008
Net cash (used in) provided by financing activities	(1,968,447)	1,006,341

Net cash used in continuing operations	(2,474,131)	(541,882)
Net cash provided by discontinued operations	5,867,391	635,341
Net increase in cash and cash equivalents	3,393,260	93,459
Effect of exchange rates on cash	22,242	(75,947)
Cash and cash equivalents at beginning of year	108,994	91,482
Cash and cash equivalents at end of year	$3,524,496	$108,994
Supplemental disclosures of cash flow information:
Cash paid for interest	$185,091	$296,150

See accompanying notes to consolidated financial statements

Note 1.       BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT”) is a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers.  OVIT’s product pipeline is comprised of advanced (Phase II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. OVIT is not committed to any single treatment modality or class of compound, but believes that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

Through its former subsidiary, AdnaGen AG (“AdnaGen”), OVIT previously developed diagnostic kits for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer.   In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen, a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased an additional 34% equity interest in AdnaGen for $599,241.  In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for $70,374.  As a result of these purchases, OncoVista owned approximately 95% of AdnaGen.  In April 2009, OVIT negotiated a contingent debt restructuring with three of its major creditors which resulted in OncoVista owning approximately 78% of AdnaGen (see Note 6).

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At December 31, 2010, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s U.S. operating subsidiary, had one full-time employee.

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ONCOVISTA INNOVATIVE THERAPIES, INC.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT, OncoVista and through October 31, 2010, the accounts of AdnaGen (collectively, the “Company”).  All intercompany balances have been eliminated in consolidation.

As a result of the sale of AdnaGen, the operations of AdnaGen have been presented as discontinued operations.  The assets and liabilities of AdnaGen were consolidated as of December 31, 2009, as the sale of AdnaGen was not contemplated at that time.

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

Significant estimates during 2010 and 2009 include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. At December 31, 2010, the balance exceeded the federally insured limit by approximately $3.1 million. At December 31, 2009, the balance did not exceed the federally insured limits. The Company historically has not incurred any losses related to this credit risk.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which range from three to fourteen years.

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2010 and 2009.

Revenue Recognition

While the Company has not recognized revenues from continuing operations, the Company anticipates that future revenues will be generated from product sales.  The Company expects to recognize revenue from product sales in accordance with SEC, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires the Company recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. The Company anticipates that customers will have no right of return for products sold. Revenues are considered to be earned upon shipment.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2010 and 2009.

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

As the Company has had losses from continuing operations for the last two years, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At December 31, 2010 and 2009, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2010	2009
Stock options outstanding under our various stock option plans	949,000	650,000
Warrants	4,306,712	3,681,712
Total	5,255,712	4,331,712

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

Share-Based Compensation

All share-based payments to employees are recorded and expensed in the statements of operations under Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation.”  ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective for the Company beginning on January 1, 2010, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition to research or development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment is effective for the Company beginning January 1, 2011.   The adoption of ASU 2010-17 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ADNAGEN (a discontinued operation)

Accounts Receivable

There has been no identifiable bad debt expense during the years ended December 31, 2010 and 2009, respectively. Additionally, the Company has not recorded any allowance for doubtful accounts. The allowance is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company does not charge interest on accounts receivable.

Inventory

Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.  Inventories consist of finished goods in the form of select and detect cancer kits.  During the years ended December 31, 2010 and 2009, respectively, there were no write-downs to net realizable value due to obsolescence.

Contingently Restructured Liabilities

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

As described in Note 6, the Company negotiated a contingent debt restructuring with three of its major creditors. As such, the contingently redeemable noncontrolling interest was shown as a separate caption between liabilities and equity (mezzanine section). The carrying value of the contingently redeemable noncontrolling interest reflected the amount of debt and related interest that would be payable should the Company not meet the requirements of the debt restructuring agreement.

Customer Concentration

For the ten months ended October 31, 2010 and the year ended December 31, 2009, the Company derived a substantial portion of its revenues from three customers accounting for 71% of the Company’s revenue (50%, 11% and 10%), and four customers accounting for 63% of the Company’s revenue (26%, 17%, 10% and 10%), respectively.  One customer accounted for approximately 94% of the accounts receivable balance at December 31, 2010, and two customers accounted for approximately 75% of the balance (44% and 31%) at December 31, 2009.

Foreign Currency Translation

In October 2010, the Company sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen.  The financial position and results of operations of AdnaGen were measured using the local currency (Euros “€”) as the functional currency.  Assets and liabilities of the subsidiary were translated at current exchange rates as of December 31, 2009, and related revenue and expenses have been translated at average exchange rates through October 31, 2010.  Equity transactions were translated at their historical rates. Any resulting translation adjustments were included as a component of accumulated other comprehensive loss and as a component of deficit.  Transaction gains and losses related to operating assets and liabilities are included in other income (expense).

Comprehensive Income (Loss)

Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity that are excluded from net earnings, primarily foreign currency translation adjustments.

Note 3.       GOING CONCERN AND RECENT EVENTS

As reflected in the accompanying consolidated financial statements, the Company reported net income of approximately $10.0 million, and a net loss of $2.3 million from continuing operations, and net cash used in continuing operations of approximately $1.6 million for the year ended December 31, 2010, an accumulated deficit of approximately $18.3 million and a total equity of approximately $1.7 million at December 31, 2010. The Company is also in default on a certain loan and related accrued interest aggregating $143,638 at December 31, 2010 (See Note 6). In November 2010, the Company received approximately $6.0 million as its share of the up-front payment from the sale of its shares of AdnaGen described in Note 1.  As a result of the stock purchase agreement with Alere Holdings, the Company now has sufficient capital to meet its anticipated operating cash requirements for the next 12 to 18 months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, obtain additional capital, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products.

Note 4.       EQUIPMENT

Equipment balances at December 31, 2010 and 2009 are summarized below:

	2010	2009
Equipment	$30,132	$528,795
Computer and office equipment	6,466	108,747
Furniture and fixtures	5,554	5,554
	42,152	643,096
Less: accumulated depreciation	(25,920)	(551,755)
Equipment, net	$16,232	$91,341

Note 5.       ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 are summarized below:

	2010	2009
Legal and professional	$55,000	$205,434
Clinical and other studies	233,090	279,197
Compensation	239,469	347,526
Minimum royalty	410,000	690,000
Other	4,543	473,643
Total accrued expenses	$942,102	$1,995,800

In March 2010, the Company terminated its license agreements and returned the intellectual property related to technologies associated with tubulin isotype-specific anti-mitotics and a proprietary database of tubulin structures.  As a result, the Company is no longer obligated to pay $520,000 in liabilities for minimum royalties associated with these licenses as the licensor released the liability.  Accordingly, in March 2010, the Company reversed the accrued liability which had been included in current liabilities on the Company’s consolidated balance sheets.

Note 6.       DEBT

As a result of the Stock Purchase Agreement with Alere Holdings, the Company has eliminated substantially all of its outstanding debt using a portion of the Company’s share of proceeds received from the initial milestone payment under the Stock Purchase Agreement.  In connection with the Stock Purchase Agreement, the Company’s contingently redeemable shares were issued and subsequently sold to Alere Holdings. The Company also repaid the principal and accrued interest to the holders of the 2009 Bridge Note, as well as the loans and advances from Alexander L. Weis, Ph.D., Chairman of the Company’s board of directors and its CEO, President, CFO and Secretary, and a significant shareholder (the “CEO”) and affiliates of the CEO.

The Company had the following outstanding loans and notes payable at December 31, 2010 and 2009:

	2010	2009
Unsecured loans payable to third parties with interest at 10% and due on demand (1)	$–	$1,341,062
Unsecured note payable to a third party with interest at 5%, maturing in December 2010(1)	–	2,149,950
Unsecured note payable to a third party with interest at 9%, maturing in December 2010(1)	–	1,433,300
	–	4,924,312
Unsecured loans payable to related parties with interest at 10% and due on demand(2)	–	259,556
Unsecured notes payable to third parties with interest at 10%, maturing in January 2010(3)	–	724,366
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005(4)	100,000	100,000
Unsecured note payable to a third party with interest at 5.5%, matured in June 2008(5)	–	716,650
Total loans and notes payable	100,000	6,724,884
Less: current portion	(100,000)	(6,724,884)
Total long-term debt	$–	$–

(1)	In April 2009, the Company negotiated a contingent debt restructuring with three of its major creditors.
(2)	Amount relates to loans and advances from the CEO and companies affiliated with the CEO.
(3)
Includes Bridge Notes in the principal amount of $350,000 to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 to Wexford Spectrum Trading Limited.  Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of the Company’s outstanding common stock.  Prior to the July 2010 amendment described below, the notes bore interest at 10% per annum increasing to 18% in the case of an event of default and mature on the earlier of (i) January 15, 2010, (ii) the date upon which the Company consummates a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing”), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

(4)	The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The Company is currently in default.
(5)
Amount relates to an unsecured note payable in the amount of €500,000 with a contingent repayment plan for which principal is payable at the maturity date only if AdnaGen is profitable and achieves certain positive shareholder’s equity.

In January 2010, the Company issued contingently redeemable shares of AdnaGen to certain holders of debt with a principal balance of $4,924,312 (€3,435,646) together with accrued interest of $1,251,998 (€873,503) as of December 31, 2009, which was recorded as contingently redeemable noncontrolling interest.

In January 2010, the Company obtained consent from the holders of the 2009 Bridge Note financing to extend the maturity date from January 15, 2010 until the earlier of July 15, 2010 or such time that the Company obtains a “Qualified Financing.”  The term “Qualified Financing” was also revised from aggregate gross proceeds which equal or exceed $5.0 million to $3.0 million and the interest rate was increased from 10% to 12%.  In July 2010, the Company received an extension until December 31, 2010, and increased the number of shares to be issued upon the exercise of warrants by 375,000, and also extending the exercise period to December 31, 2014.

In March 2010, the Company also obtained consent from the holders of the Bridge Note financing to formalize agreements for loans and advances from the CEO and affiliates of the CEO to the Company with terms identical to the Bridge Notes issued in January 2009, as amended in January 2010.

Note 7.       DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (See Note 11).

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants.  In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share.  The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date.  In July 2010, certain terms for the warrants were further modified to increase by 50% the number of shares issuable upon exercise of the warrants, and extend the expiration date for the warrants to December 31, 2014.  The modification of the terms of the warrants resulted in an additional expense of $129,603 at the amendment date.  The estimated fair value of the derivative liability was $301,405 and $46,704 at December 31, 2010 and 2009, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

Expected term	4-5 years
Volatility	86.5%
Risk-free interest rate	0.43%-1.515%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of December 31, 2010, are as follows:

	Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$301,405	$–	$301,405	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of December 31, 2010 and 2009, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short term nature of these instruments.

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

In consideration of the Company’s current capital position, the cost to further develop the drug compound, and the limited patent life remaining, management has elected to discontinue further development and focus their efforts and resources on developing the Company’s other drug candidates.  The management of the Company does not believe there will be any penalty under the current agreement or any future milestone payment obligations as a result of the termination.

Note 9.       LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2005, the Company entered a five-year non-cancelable lease with an affiliate of Dr. Alexander Weis, one of the Company’s directors and the Company’s CEO, President, CFO, and Secretary for office and laboratory space (see Note 10). This lease expired in December 2009, and the Company continued to occupy this space on a month-to-month basis.  In January 2011, the Company entered a three-year lease with an affiliate of the CEO. As of December 31, 2010, our minimum lease payment requirements are as follows:

2011	$158,400
2012	144,000
2013	144,000
Thereafter	–
Total	$446,400

Total rent expense amounted to approximately $98,000 and $411,000 for the years ended December 31, 2010 and 2009, respectively.

Employment Contracts

The Company has employment contracts with certain executive officers. The contracts have commitment periods of between one and two years, and are subject to automatic renewal for one year terms. Compensation provided under the contracts range from $183,600 to $322,000, as well as bonuses of up to 30% to 40% of base salary.  Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2010 and 2009.  In the event of termination without cause, the contract provides for a severance of salary and benefits continuation for periods of between three months and one year.

Legal Matters

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which the Company paid $1,000 and is required to issue 45,000 shares of its common stock. As of December 31, 2010, the Company has not issued the shares required by the settlement agreement, and the expense related to the issuance of these shares was not significant.

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

Note 10.    RELATED PARTY TRANSACTIONS

OncoVista

Alexander L. Weis, Ph.D., Chairman of the Company’s Board of Directors and its CEO, President, CFO and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC.  The Company leases its laboratory space from Lipitek, Inc. under a three-year lease agreement (see Note 9).  Rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2010, the Company has paid $550,000 toward this agreement and has accrued $250,000, representing one quarterly payment for 2009 and all of the 2010 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2010 and 2009. The Company paid $250,000 and $0 toward the agreement which is included as a component of research and development expenses for the year ended December 31, 2010 and 2009, respectively.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2010 and 2009, the Company did not recognize any revenue from its share of Lipitek revenues.

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

AdnaGen (a discontinued operation)

Dr. Weis is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continue through December 2010, unless terminated by either party under the terms of the agreement. In 2010 and 2009, the Company recorded revenue of approximately $15,000 (€11,000) and $105,000 (€75,000) from the sale of diagnostic kits to Biomarkers, respectively.

Note 11.    CHANGES IN EQUITY (DEFICIT)

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

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2010, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	949,000
Warrants outstanding	4,306,712
Stock options available for grant	2,617,800

7,873,512

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vest, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011. As of December 31, 2010, there was no unrecognized compensation cost related to unvested restricted stock.  For each of the years ended December 31, 2010 and 2009, compensation expense of approximately $1.2 million  was recognized for restricted stock grants.

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

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. Vesting periods for the Company’s stock option awards during 2010 and 2009 included the following: annually over one year, annually over four years, monthly for twenty-four months, and monthly for thirty-six months. The Company granted 299,000 and 1,010,000 options for services having fair values of $68,762 and $1,054,560 in 2010 and 2009, respectively.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2010 and 2009, with respect to awards under the all option plans is as follows:
	2010	2009
Research and development	$62,538	$362,256
General and administrative	–	408,711
Total employee stock-based compensation	$62,538	$770,967

The Company recognized $36,413 and $140,856 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

The Company follows fair value accounting and the related provisions of ASC 718 for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Risk-free interest rate	0.45-1.46%	0.45-1.46%
Expected dividend yield	0%	0%
Expected volatility	95.1%	86.5%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	650,000	$1.57
Granted	299,000	$0.39
Exercised	–	–
Forfeited	–	–
Outstanding at December 31, 2010	949,000	$1.20	6.8 years	$65,800
Options Exercisable at December 31, 2009	613,000	$1.56	5.3 years	$46,000

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2010:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	140,000	$1.92	532,500	$2.09
Granted	299,000	0.23	1,010,000	1.04
Vested	(103,000)	1.99	(820,700)	1.39
Cancelled or forfeited	–	–	(581,800)	1.31
Outstanding at December 31	336,000	$0.40	140,000	$1.92

The total intrinsic value of stock option exercises during the years ended December 31, 2010 and 2009 was approximately $0 and $118,000, respectively.

Stock and Warrants Issued for Licensing Rights of Intellectual Property

During 2007, the Company issued 500,000 shares of common stock and 200,000 stock warrants having a fair value of approximately $1.7 million to acquire the licensing rights for intellectual property held by OSI (see Note 8).

Warrants

In May 2010, the Company agreed to issue to a consulting firm warrants to acquire 250,000 shares of its common stock, with up to 150,000 vesting in equal monthly installments over six months at an exercise price of $0.38 for shares vesting in the first three months, and an exercise price equal to the last ten day average closing price at the end of the third month for the shares vesting the last three months.  Of the remaining warrants to acquire 100,000 shares of common stock, 50,000 vested immediately at an exercise price of $0.38, and 50,000 will be issued and vest on the first day of the fourth month at an exercise price equal to the ten day average closing price through the last trading day of the third month.  The Company valued these warrants based on the Black-Scholes option pricing model and recorded approximately $70,800 as expense for the warrants.

In January 2009, connection with the 2009 Bridge Note, the Company issued to holders of the notes detachable warrants to acquire 750,000 shares of common stock.  In July 2010, the Company amended the terms for the warrants, increasing the number of warrants to acquire shares by 375,000 for a total of 1,125,000 shares upon the exercise of the warrants.

In February 2008, the Company issued warrants to a consultant for services to acquire 540,000 shares of common stock as follows: up to 180,000 shares at $2.50 per share; 180,000 shares at $3.50 per share; and 180,000 shares at $4.50 per share, vesting in equal monthly installments over one year.

The Black-Scholes assumptions used for warrants for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Risk-free interest rate	0.25%	2.13%
Expected dividend yield	0%	0%
Expected volatility	100.4%	80.5%
Expected life of option	5 years	5 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,681,712	$2.06
Granted	625,000	$0.22
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	4,306,712	$1.73	2.41 years	$343,350
Exercisable at December 31, 2010	4,306,712	$1.73	2.41 years	$343,350

Note 12.    INCOME TAXES

The Company has not incurred any U.S. Federal or state tax expense since its inception. Significant deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010		2009
Deferred tax assets:
Net operating loss carryforwards, United States		$1,245,000		$5,206,000
Impairment loss		607,000		607,000
Share-based compensation and consulting		2,081,000		1,650,000
Other		23,000		20,000
Total deferred tax assets		3,956,000		7,483,000
Less: valuation allowance		(3,956,000)		(7,483,000)
Net deferred tax assets	$	−	$	−

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010 and 2009.

At December 31, 2010, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $3.7 million available to offset future taxable income which will expire at various dates through 2030.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.  AdnaGen AG tax attributes from its separately filed tax return in Germany is subject to the rules and regulations of that country.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2010 and 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2010	2009
Expected tax expense (benefit)	34.0%	(34.0)%

Permanent differences:
Translation loss and other items	–%	7.9%
Rate differential and impact of foreign subsidiary	1.2%	6.3%
Change in valuation allowance	(35.2)%	19.8%
Consolidated effective tax rate	–%	–%

The Company files income tax returns in the U.S. federal and Texas jurisdictions, and is no longer subject to tax examinations for years prior to 2004.

Note 13.    SEGMENT INFORMATION

The Company’s revenue is substantially derived from the operation in a single business segment, the development of innovative tumor diagnostics for detection, analysis, and treatment of rare (cancer) cells.  Sales to customers outside the United States (in Europe) were made by AdnaGen AG, the Company’s former German subsidiary.

Through October 2010, the Company maintained a controlling interest in AdnaGen, a research and development company based in Langenhagen, Germany, which focused on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In November 2010, the Company sold all of its shares in AdnaGen. AdnaGen is reported as discontinued operations in the Company’s consolidated financial statements for the year ended December 31, 2010.

A summary of the Company’s operations for the years end December 31, 2010 and 2009 is provided below:

	2010
	OncoVista	AdnaGen(1)	Total
Revenues	$–	$976,231	$976,231
Operating expenses	2,398,481	1,177,793	3,576,274
Loss from operations	(2,398,481)	(201,562)	(2,600,043)
Other income (expense), net	108,578	(163,872)	(55,294)
Gain on sale of subsidiary	–	12,665,488	12,665,488
Net loss	$(2,289,903)	$12,300,054	$10,010,151

Total assets	$3,550,154	$–	$3,550,024

	2009
	OncoVista	AdnaGen	Total
Revenues	$–	$982,048	$982,048
Operating expenses	3,927,905	1,835,284	5,763,189
Loss from operations	(3,927,905)	(853,236)	(4,781,141)
Other income (expense), net	(2,601)	(40,363)	(42,964)
Net loss	$(3,930,506)	$(893,599)	$(4,824,105)

Total assets	$32,024	$378,118	$410,142

(1)	Presented as discontinued operations for the years ended December 31, 2010 and 2009.

Note 14.    DISCONTINUED OPERATIONS

During 2010, the Company sold all of its shares in AdnaGen to provide liquidity for the Company and enable management to focus on the development of targeted anticancer therapies by utilizing tumor-associated biomarkers. The operating results from discontinued operations for ten-months ended October 31, 2010 were as follows:

Revenues	$976,231
Loss from operations	(201,562)

Note 15.    SUBSEQUENT EVENTS

In January 2011, the Company engaged a firm to provide public relations and media services and issued warrants to acquire 25,000 shares of its common stock at an exercise price of $0.35, with the shares vesting in equal monthly installments over three months. In addition, the agreement provides for a fee of $4,000 per month.  The agreement may be extended for an additional three month period under the same terms.

In January 2011, the Company hired a consulting firm as a strategic advisor to assist the Company in identifying additional drug candidates or diagnostic technologies, as well as pursuing potential financing transactions.  The initial term of the agreement is for a period of three months for a non-refundable payment of $15,000 per month, and may be extended on a monthly basis upon mutual consent.