Form 10-Q
period 2011-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2011-05-12
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,344,675 shares of common stock with a par value of $.001 outstanding as of May 12, 2011.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,168,343	$3,524,496
Accounts receivable	430	7,379
Prepaid and other current assets	28,271	–

Total current assets	3,197,044	3,531,875

Equipment, net	12,057	16,232
Deposits and other assets	–	2,047

Total assets	$3,209,101	$3,550,154

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$616,142	$506,685
Accrued expenses	889,802	942,102
Derivative liability	579,550	301,405
Notes payable	100,000	100,000
Accrued interest payable	46,713	43,638

Total current liabilities	2,232,207	1,893,830

Commitments and contingencies

Equity:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,194,675 and 21,149,675 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	21,194	21,149
Additional paid-in capital	19,949,753	19,889,722
Accumulated deficit	(18,994,053)	(18,254,547)

Total equity	976,894	1,656,324

Total liabilities and equity	$3,209,101	$3,550,154

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$–		$–

Operating expenses:
Research and development	162,050		103,010
General and administrative	296,344		317,294

Total operating expenses	(458,394)		(420,304)

Operating loss from continuing operations	(458,394)		(420,304)

Other income (expense):
Interest expense	(3,075)		(59,280)
Loss on derivative liability	(278,145)		(187,715)
Extinguishment of royalty liability	–		520,000
Other	108		(69,679)

Total other (expense) income	(281,112)		203,326

Loss from continuing operations	(739,506)		(216,978)

Discontinued operations:
Loss from discontinued operations, net of income taxes	–		(86,382)
Loss from discontinued operations	–		(86,382)

Net loss	(739,506)		(303,360)

Net loss attributable to contingently redeemable noncontrolling interest (discontinued operations)	–		4,783
Net loss attributable to noncontrolling interest (discontinued operations)	–		18,094

Net loss attributable to OncoVista Innovative Therapies	$(739,506)		$(280,483)

Net loss per share from continuing operations - basic and diluted	$(0.04)		$(0.01)
Net loss per share from discontinued operations - basic and diluted	$–	$	*

Amounts attributable to OncoVista Innovative Therapies
Loss from continuing operations	$(739,506)		$(216,977)
Loss from discontinued operations	–		(63,506)
Net loss	$(739,506)		$(280,483)

Weighted average number of shares outstanding during the period - basic and diluted	20,151,675		20,483,008

* less than $0.01

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(739,506)	$(303,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	86,382
Depreciation	2,046	2,324
Amortization of debt discount	–	25,635
Employee stock-based compensation	37,283	307,301
Non-employee stock-based consulting expense	3,038	31,211
Gain on extinguishment of royalty liability	–	(520,000)
Non-employee stock-based consulting expense (warrants)	10,755	–
Loss (gain) on derivative liability	278,145	187,715
Loss on disposal of assets	2,129	–
Loss on legal settlement	9,000	–
Changes in operating assets and liabilities:
Accounts receivable	6,949	(19)
Prepaid and other assets	(26,224)	–
Accounts payable	109,457	45,473
Accrued expenses	(52,300)	(27,409)
Accrued interest payable	3,075	38,507
Net cash used in continuing operations	(356,153)	(126,240)
Net cash used in discontinued operations	–	(136,497)
Net cash used in operating activities	(356,153)	(262,737)

Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities
Proceeds from loans and notes payable, related party	–	95,000
Net cash provided by continuing operations	–	95,000
Net cash (used in) provided by discontinued operations	–	–
Net cash provided by financing activities	–	95,000

Net cash used in continuing operations	(356,153)	(31,240)
Net cash used in discontinued operations	–	(136,497)
Net decrease in cash and cash equivalents	(356,153)	(167,737)

Effect of exchange rates on cash	–	119,887

Cash and cash equivalents at beginning of year	3,524,496	108,994

Cash and cash equivalents at end of year	$3,168,343	$61,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$21,227

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT”) is a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers.  OVIT’s product pipeline is comprised of early (Phase I/II) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. OVIT is not committed to any single treatment modality or class of compound, but believes that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

Through its former subsidiary, AdnaGen AG (“AdnaGen”), OVIT previously developed diagnostic kits for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer.  In December 2005, OncoVista acquired a controlling (51%) interest in AdnaGen, a research and development company based in Langenhagen, Germany.  AdnaGen focuses on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In December 2007, OncoVista purchased an additional 34% equity interest in AdnaGen for $599,241.  In June 2008, OncoVista purchased an additional 10% equity interest in AdnaGen, for $70,374.  As a result of these purchases, OncoVista owned approximately 95% of AdnaGen.  In April 2009, OVIT negotiated a contingent debt restructuring with three of its major creditors which resulted in OncoVista owning approximately 78% of AdnaGen.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT and OncoVista, and through October 31, 2010, the accounts of AdnaGen (collectively, the “Company”).  All intercompany balances have been eliminated in consolidation.  As a result of the sale of AdnaGen, the operations of AdnaGen have been presented as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, estimates relating to the fair value of derivative liabilities and the valuation allowance for deferred tax assets.

Net Loss per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the effect of share equivalents.  Common stock equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants and stock options.

As the Company has had losses from continuing operations for the three month periods ended March 31, 2011 and 2010, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At March 31, 2011 and 2010, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2011	2010

Stock options outstanding under various stock option plans	1,590,100	650,000
Warrants	4,331,712	3,681,712
Total	5,921,812	4,331,712

For purposes of the computation of net income per share, unvested restricted shares (Note 10) are considered contingently returnable shares. These shares, although classified as issued and outstanding, are not included in basic weighted average number of shares at December 31, 2010. The remaining restricted shares vested on January 1, 2011, and included in basic weighted average number of shares at March 31, 2011.

Share-Based Compensation

All share-based payments to employees are recorded and expensed in the statements of operations under Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation.”  ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to reflect the results of discontinued operations.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective for the Company beginning on January 1, 2010, except for additional disclosures related to Level 3 fair value measurements, which was effective beginning January 1, 2011. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition to research or development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment was effective for the Company beginning on January 1, 2011.   The adoption of ASU 2010-17 did not have a material impact on the Company’s consolidated financial position or results of operations.

Note 3.	MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $740,000, and net cash used in continuing operations of approximately $356,000 for the three months ended March 31, 2011, an accumulated deficit of approximately $19.0 million and total equity of approximately $1.0 million at March 31, 2011. The Company is also in default on a certain loan and related accrued interest aggregating $146,713 at March 31, 2011 (See Note 6). The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note. In November 2010, the Company received approximately $6.0 million as its share of the up-front payment from the sale of its shares of AdnaGen described in Note 1. As a result of the stock purchase agreement with Alere Holdings, management believes that the Company has sufficient capital to meet its anticipated operating cash requirements for the next 12 to 18 months.

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

Note 4.	EQUIPMENT

Equipment balances at March 31, 2011 and December 31, 2010 are summarized below:

	2011	2010

Equipment	$30,132	$30,132
Computer and office equipment	6,466	6,466
Furniture and fixtures	–	5,554
	36,598	42,152
Less: accumulated depreciation	(24,541)	(25,920)
Equipment, net	$12,057	$16,232

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2011 and December 31, 2010 are summarized below:

	2011	2010

Legal and professional	$21,000	$55,000
Clinical and other studies	183,432	233,090
Compensation	249,142	239,469
Minimum royalty	435,000	410,000
Other	1,248	4,543
Total accrued expenses	$889,802	$942,102

Note 6.	DEBT

The Company has one outstanding unsecured note in the amount of $100,000 and $46,713 in accrued interest at 8%, payable to a third party and due on demand.  The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The note payable matured in December 2005, and the Company is currently in default. The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note.

Note 7.	DERIVATIVE LIABILITY

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (See Note 10).

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants.  In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share.  The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date.  In July 2010, certain terms for the warrants were further modified to increase by 50% the number of shares issuable upon exercise of the warrants, and extend the expiration date for the warrants to December 31, 2014.  The modification of the terms of the warrants resulted in an additional expense of $129,603 at the amendment date.  The estimated fair value of the derivative liability was $579,550 and $301,405 at March 31, 2011 and December 31, 2010, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

Expected term	4-5 years
Volatility	86.5%
Risk-free interest rate	0.43%-1.515%
Dividend yield	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements

Assets and liabilities measured at fair value as of March 31, 2011, are as follows:

	Value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$579,550	$–	$579,550	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of March 31, 2011 and December 31, 2010, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short term nature of these instruments.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which the Company paid $1,000 and is required to issue 45,000 shares of its common stock. In March 2011, the Company issued the shares required by the settlement agreement, and recorded settlement expense of $9,000 related to the issuance of these shares.

Note 9.	RELATED PARTY TRANSACTIONS

Alexander L. Weis, Ph.D., Chairman of the Company’s Board of Directors and its Chief Executive Officer, President, Chief Financial Officer and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC.  The Company leases its laboratory space from Lipitek, Inc. under a three-year lease agreement.  Management believes that rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through March 31, 2011, the Company had paid a total of $550,000 toward this agreement and has accrued $300,000 and $250,000, which is included in accounts payable in the consolidated balance sheets as of March 31, 2011, and December 31, 2010, respectively. During the three month periods ended March 31, 2011 and 2010, the Company made no payments toward the agreement.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the three month periods ended March 31, 2011 and 2010, the Company did not recognize any revenue from its share of Lipitek revenues.

Note 10.	CHANGES IN EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2011, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,590,100
Warrants outstanding	4,331,712
Stock options available for grant	1,976,700

7,898,512

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vested two thirds on January 1, 2010 and one third on January 1, 2011.  As of March 31, 2011, there was no unrecognized compensation cost related to restricted stock.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2011 and 2010 included the following: monthly over one year, monthly over two years, monthly over four years, and annually over four years.  The Company granted stock options to employees, consultants and directors to acquire 658,600 and 1,010,000 shares of common stock for future services having a fair value $135,354 and $1,054,560, during the three months ended March 31, 2011 and 2010, respectively.

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2011 and 2010, with respect to awards under the Company’s stock plans are as follows:

	2011	2010
Research and development	$14,115	$–
General and administrative	23,168	15,634
Total employee stock-based compensation	$37,283	$15,634

In addition to options granted to employees, the Company historically granted options to consultants and for the three months ended March 31, 2011 and 2010, recognized $3,038 and $31,211, respectively, as consulting expense.  Such amounts are included in general and administrative expense in the consolidated statements of operations for each of the three months ended March 31, 2011 and 2010.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company has followed fair value accounting and the related authoritative guidance for share-based compensation. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The assumptions used in Black-Scholes for the periods ended March 31, 2011 and 2010 are as follows:

	March 31,
	2011	2010
Risk-free interest rate	1.03-2.02%	0.45-1.46%
Expected dividend yield	0%	0%
Expected volatility	100.5%	86.5%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	949,000	$1.20
Granted	658,600	0.31
Exercised	–	–
Forfeited	(17,500)	1.28
Outstanding at March 31, 2011	1,590,100	$0.83	7.88 years	$681,826
Options Exercisable at March 31, 2011	692,442	$1.42	5.60 years	$118,796

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2011:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2011	336,000	$0.40
Granted	658,600	0.21
Vested	(79,442)	0.21
Cancelled or forfeited	(17,500)	1.23
Outstanding at March 31, 2011	897,658	0.26

Warrants

In January 2011, the Company engaged a firm to provide public relations and media services and issued warrants to acquire 25,000 shares of its common stock at an exercise price of $0.35, with the shares vesting in equal monthly installments over three months.  The Company recognized $10,755 as consulting expense which is included in general and administration expense in the consolidated statements of operations.  In addition, the agreement provides for a fee of $4,000 per month.  The agreement may be extended for an additional three month period under the same terms.

The Black-Scholes assumptions used for warrants for the period ended March 31, 2011 are as follows:

Risk-free interest rate	0.98%
Expected dividend yield	0%
Expected volatility	100.5%
Contractual life of warrants	5 years
Expected forfeitures	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s warrant activity:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,306,712	$1.73
Granted	25,000	0.35
Exercised	−	−
Forfeited	−	−
Outstanding at March 31, 2011	4,331,712	1.72
Exercisable at March 31, 2011	4,323,379	1.72

Note 11.	SEGMENT INFORMATION

Through October 2010, the Company maintained a controlling interest in AdnaGen, a research and development company based in Langenhagen, Germany, which focused on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In October 2010, the Company sold all of its shares in AdnaGen. AdnaGen is reported as discontinued operations in the Company’s consolidated financial statements for the period ended March 31, 2010.  As a result of the sale of AdnaGen, the Company has only one operating segment, developing targeted anticancer therapies by utilizing tumor-associated biomarkers.

A summary of the Company’s operations for the three months ended March 31, 2011 and 2010 is provided below:

	2011
	OncoVista		AdnaGen	Total

Revenues	$	−	$–	$–
Operating expenses		458,394	–	458,394
(Loss) income from operations		(458,394)	–	(458,394)
Other expense		(281,112)	–	(281,112)
Net loss		$(739,506)	$–	$(739,506)

Total assets		$3,209,101	$–	$3,209,101

	2010
	OncoVista		AdnaGen(1)	Total

Revenues	$	−	$335,698	$335,698
Operating expenses		420,304	335,539	755,843
Loss from operations		(420,304)	159	(420,145)
Other expense		203,326	(86,541)	116,785
Net loss		$(216,978)	$(86,382)	$(303,360)

Total assets		$45,693	$276,682	$322,375

(1)	Presented as discontinued operations for the three months ended March 31, 2010.

Note 12.	SUBSEQUENT EVENTS

In February 2011, the Company engaged a firm to provide public relations and media services for an initial fee of $25,000 for a period of three months.  In April 2011, the agreement was amended to extend the agreement until July 1, 2011 and provides for the issuance of 150,000 restricted shares of the Company’s common stock issued in April 2011, and a fee of $40,000 payable in May 2011.  The agreement may be extended for an additional three month period for an additional 150,000 restricted shares of the Company’s common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Commission.

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” mean OncoVista Innovative Therapies, Inc., our current subsidiary, OncoVista, Inc. (“OncoVista”) and our former subsidiary, AdnaGen A.G. (“AdnaGen”), collectively, unless otherwise indicated.

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court (“Alere Holdings”), whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment.

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

Development Programs

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Research and development. Research and development expenses increased by approximately $59,000, or 57%, to approximately $162,000 for the three months ended March 31, 2011, as compared to $103,000 for the three months ended March 31, 2010.  The increase in 2011 is primarily due to the rehiring of our Chief Operating Officer to develop our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), as well as conducting preclinical studies and the preparation and submission of an IND to the FDA for OVI-117.

General and administrative.  General and administrative expenses decreased by approximately $21,000, or 7%, to approximately $296,000 for the three months ended March 31, 2011, as compared to approximately $317,000 for the three months ended March 31, 2010.  The decrease was due primarily to a decrease in stock-based compensation from prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other income (expense) decreased $484,000, or 238%, to expense of approximately $281,000 for the three months ended March 31, 2011 compared to income of approximately $203,000 for the three months ended March 31, 2010.  The decrease is due primarily to a gain recognized in 2010 from extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement and returning technology related to tubulin isotype-specific anti-mitotics, as well as a decrease of approximately $35,000 in interest expense as a result of the sale of AdnaGen in the prior year.  These decreases were partially offset by an increase of approximately $23,000, or 9%, in the loss on derivative liability of $278,000 in 2011, compared to a loss of $255,000 in 2010, related to the bridge round of debt financing.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues included in discontinued operations were approximately $336,000 for the three months ended March 31, 2010.  Revenues reflected royalties earned from the sale of diagnostic kits, licensing and research and development revenue and are summarized in the following table:

	2011	2010
Diagnostic kits	$–	$294,463
Licensing	–	41,235
Research and development, grant and other revenues	–	–
Total revenues	$–	$335,698

Operating expenses included in discontinued operations were approximately $336,000 for the three month period ended March 31, 2010, including research and development expenses of approximately $167,000 and general and administrative expense of approximately 169,000.

Loss from discontinued operations was approximately $86,000 for the three months ended March 31, 2010, primarily as a result of interest expense for the three month period ended March 31, 2010.

Net Income (Loss). As a result of the foregoing, our net loss increased by approximately $436,000, or 144%, to a net loss of approximately $740,000 for the three months ended March 31, 2011, compared to a net loss of approximately $303,000 for the three months ended March 31, 2010.

Going Concern and Recent Events

Our consolidated financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $740,000, and net cash used in continuing operations of approximately $356,000 for the three months ended March 31, 2011, an accumulated deficit of approximately $19.0 million and total equity of approximately $1.0 million at March 31, 2011. The Company is also in default on certain loans and related accrued interest aggregating $146,713 at March 31, 2011.

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

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of approximately $3.2 million compared to $3.5 million at December 31, 2010. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next 12 to 18 months.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities.  For the three months ended March 31, 2011, net cash used in continuing operations increased $230,000, or 182%, to approximately $356,000 compared to approximately $126,000 for the three months ended March 31, 2010. The increase was primarily due to an increase in our net loss of approximately $436,000 for the three months ended March 31, 2011, to a net loss of $740,000, as compared to a net loss of approximately $303,000 for the three months ended March 31, 2010.  In addition to an increase in our net loss, operating activities were impacted by an increase of approximately $90,000 to a loss of $278,000 in the current period for the derivative liability related to the bridge round of debt financing compared to a loss of approximately $188,000 in the prior period.  Stock-based compensation expense decreased approximately $280,000 due to stock options issued in 2010. Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning the technology.

For the three months ended March 31, 2011, there was no cash used by discontinued operations compared to net cash used in discontinued operations of approximately $136,000 for the three months ended March 31, 2010. Cash used by discontinued operations decreased $136,000, or 100%, primarily due to the sale of AdnaGen in the prior year and excluding AdnaGen’s results in the current period.

Financing Activities.  There was no cash provided by financing activities from continuing operations for the three months ended March 31, 2011, compared to approximately $95,000 provided by financing activities from continuing operations for the three months ended March 31, 2010.  The change is primarily due to loans provided to us from Alexander L. Weis, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer (“CEO”),, President, Chief Financial Officer (“CFO”), Secretary, and a significant shareholder, and affiliated companies.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective for us beginning on January 1, 2010, except for additional disclosures related to Level 3 fair value measurements, which was effective beginning January 1, 2011. The adoption of ASU 2010-06 did not impact our consolidated financial statements or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition to research or development arrangements. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment was effective for us beginning on January 1, 2011.   The adoption of ASU 2010-17 did not have a material impact on our consolidated financial position or results of operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2010. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2011:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2011, we issued 45,000 shares of restricted common stock to a total of one entity.  These shares were issued pursuant to a settlement agreement with the entity dated September 28, 2009.  We received no consideration for these shares.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the entity is an “accredited investor” under Rule 501 under Regulation D of the Securities Act and had adequate access to information about us through its relationship with us.

On April 1, 2011, we issued 150,000 shares of restricted common stock to a total of one entity.  These shares were issued pursuant to an Amendment to Media Advertising Agreement with the entity dated April 1, 2010.  In consideration for these shares, we received media and marketing services valued at $88,500.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the entity is an “accredited investor” under Rule 501 under Regulation D of the Securities Act and had adequate access to information about us through its relationship with us.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On January 7, 2011, we entered into a Strategic Consulting Agreement (the “Consulting Agreement”) with HealthPro BioVentures, LLC, a New York limited liability company (“HealthPro”).  The Consulting Agreement, which had an initial term of three months, subject to month-to-month extensions upon the mutual consent of the parties, provides that, in exchange for HealthPro providing strategic advice in connection with our pursuit and execution of business and financing transactions, we shall pay HealthPro; (1) a monthly consulting fee of $15,000; (2) a “Success Fee” for all merger and acquisition transaction revenue received by us attributable to the efforts and performance of HealthPro as follows: (i) 5% of the transaction value up to the first $10,000,000, and (ii) 4% of each dollar in excess of $10,000,000; (3) a “Success Fee” for all financing transaction revenue received by us attributable to the efforts and performance of HealthPro as follows: (i) 6% of the transaction value, and (ii) warrants to purchase 6% of our newly issued common stock, exercisable at 150% of the transaction’s per share price; (4) a “Success Fee” for all other revenue received by us attributable to the efforts and performance of HealthPro as follows: (i) 5% of the transaction value, and (ii) warrants to purchase such number of shares of our common stock equal to 3% of the transaction value, exercisable at 150% of the per share price on the date of the transaction; and (5) reimbursement for all out-of-pocket expenses incurred in the performance of the Consulting Agreement.  There is no material relationship between us and HealthPro, other than with respect to the Consulting Agreement.

On January 31, 2011, we entered into a Public Relations/Media Services Contract (the “PR Contract”) with New Millennium PR., Inc., a New York corporation (“New Millennium”).  The PR Contract, which has a term from February 15, 2011 through May 15, 2011, provides that, in exchange for New Millennium providing public and media relation consulting services, we shall pay New Millennium (1) a monthly fee of $4,000, (2) a monthly fee payable in five-year warrants to purchase 8,333 shares of our common stock at an exercise price of $0.35 per share, and (3) reimbursement for all out-of-pocket expenses incurred in the performance of the PR Contract.  There is no material relationship between us and New Millennium, other than with respect to the PR Contract.

On February 8, 2011, we entered into a Media Advertising Agreement (the “Media Agreement”) with MJD Media LLC, a New York limited liability company (“MJD”).  The Media Agreement, which had a term of three months, provided that, in exchange for MJD providing media and marketing services, we would pay MJD a total of $25,000.  On April 1, 2011, we entered into an amendment to the Media Agreement with MJD which provides that, in exchange for the term of the Media Agreement being extended to July 1, 2011, subject to an optional three month extensions upon the mutual consent of the parties, we shall issue to MJD 150,000 shares of our restricted common stock.  There is no material relationship between us and MJD, other than with respect to the Media Agreement.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Amendment to Media Advertising Agreement with MJD Media LLC, dated April 1, 2011

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 12, 2011