Form 10-Q
period 2011-06-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2011-08-15
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 21,494,675 shares of common stock with a par value of $.001 outstanding as of August 11, 2011.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,748,515	$3,524,496
Accounts receivable	7,479	7,379
Prepaid expenses and other current assets	20,896	–
Total current assets	2,776,890	3,531,875

Equipment, net	13,711	16,232
Deposits and other assets	–	2,047
Total assets	$2,790,601	$3,550,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$593,324	$506,685
Accrued expenses	907,966	942,102
Derivative liability	598,954	301,405
Notes payable	100,000	100,000
Accrued interest payable	61,104	43,638
Total current liabilities	2,261,348	1,893,830

Commitments and contingencies

Equity:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,344,675 and 21,149,675 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,344	21,149
Additional paid-in capital	20,079,893	19,889,722
Accumulated deficit	(19,571,984)	(18,254,547)
Total equity	529,253	1,656,324
Total liabilities and equity	$2,790,601	$3,550,154

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Revenue	$–		$–	$–	$–

Operating expenses:
Research and development	179,940		152,606	341,990	255,616
General and administrative	373,001		386,784	669,345	704,078

Total operating expenses	552,941		539,390	1,011,335	959,694

Operating loss from continuing operations	(552,941)		(539,390)	(1,011,335)	(959,694)

Other income (expense):
Interest expense	(12,636)		(37,528)	(13,473)	(96,807)
Extinguishment of royalty liability	−		−	−	520,000
Loss on derivative liability	(19,404)		(16,247)	(297,549)	(203,962)
Other	7,049		(88,771)	4,920	(158,450)

Total other income (expense), net	(24,991)		(142,546)	(306,102)	60,781

Loss from continuing operations	(577,932)		(681,936)	(1,317,437)	(898,913)

Discontinued operations:
Loss from discontinued operations, net of income taxes	–		(20,285)	–	(106,668)
Loss from discontinued operations	–		(20,285)	–	(106,668)

Net loss	(577,932)		(702,221)	(1,317,437)	(1,005,581)

Net loss attributable to contingently redeemable noncontrolling interest (discontinued operations)	–		1,688	–	6,471
Net loss attributable to noncontrolling interest (discontinued operations)	–		6,382	–	24,476

Net loss attributable to OncoVista Innovative Therapies	$(577,932)		$(694,151)	$(1,317,437)	$(974,634)

Net loss per share from continuing operations - basic and diluted	$(0.03)		$(0.03)	$(0.06)	$(0.04)
Net loss per share from discontinued operations - basic and diluted	$–	$	*	$–	$(0.01)

Amounts attributable to OncoVista Innovative Therapies
Loss from continuing operations	$(577,932)		$(681,936)	$(1,317,437)	$(898,913)
Loss from discontinued operations	–		(12,215)	–	(75,721)
Net loss	$(577,932)		$(694,151)	$(1,317,437)	$(974,634)

Weighted average number of shares outstanding during the period - basic and diluted	21,344,675		20,483,008	21,248,708	20,483,008

* Less than $0.01

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,317,437)	$(1,005,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	106,668
Depreciation	3,251	4,645
Amortization of debt discount	–	41,882
Employee stock-based compensation	71,373	614,603
Non-employee stock-based consulting	6,077	36,413
Common stock issued for consulting	88,500	–
Non-employee stock-based consulting expense (warrants)	15,416	32,998
Gain on extinguishment of royalty liability	–	(520,000)
Loss on derivative liability	297,549	203,962
Loss on disposal of assets	2,129	–
Loss on legal settlement	9,000	–
Changes in operating assets and liabilities:
Accounts receivable	(100)	(18)
Prepaid expenses and other assets	(18,849)	–
Accounts payable	86,639	95,565
Accrued expenses	(34,136)	(23,035)
Accrued interest payable	17,466	125,913
Net cash used in continuing operations	(773,122)	(285,985)
Net cash used in discontinued operations	–	(116,038)
Net cash used in operating activities	(773,122)	(402,023)

Cash flows from investing activities
Purchase of equipment	(2,859)	–
Net cash used in continuing operations	(2,859)	–
Net cash used in discontinued operations	–	(3,925)
Net cash used in investing activities	(2,859)	(3,925)

Cash flows from financing activities
Proceeds from loans and notes payable, related party	–	140,000
Net cash provided by continuing operations	–	140,000
Net cash provided by discontinued operations	–	56,277
Net cash provided by financing activities	–	196,277

Net cash used in continuing operations	(775,981)	(145,985)
Net cash used in discontinued operations	–	(63,686)
Net decrease in cash and cash equivalents	(775,981)	(209,671)

Effect of exchange rates on cash	–	185,101

Cash and cash equivalents at beginning of year	3,524,496	108,994

Cash and cash equivalents at end of year	$2,748,515	$84,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$665

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

As the Company has had losses from continuing operations for the six month periods ended June 30, 2011 and 2010, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At June 30, 2011 and 2010, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2011	2010

Stock options outstanding under various stock option plans	1,407,575	650,000
Warrants	4,331,712	3,881,712
Total	5,739,287	4,531,712

For the purposed of the computation of net income per share, unvested restricted shares (see Note 10) are considered contingently returnable shares.  These shares, although classified as issued and outstanding, are not included in basic weighted average number of shares at June 30, 2010.  The remaining restricted shares vested on January 1, 2011, and are included in basic weighted average number of shares at June 30, 2011.

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.3 million, and net cash used in continuing operations of approximately $773,000 for the six months ended June 30, 2011, an accumulated deficit of approximately $19.6 million and total equity of approximately $0.5 million at June 30, 2011. The Company is also in default on a certain loan and related accrued interest aggregating $161,104 at June 30, 2011 (see Note 6). The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note. In November 2010, the Company received approximately $6.0 million as its share of the up-front payment from the sale of its shares of AdnaGen described in Note 1. As a result of the stock purchase agreement with Alere Holdings, management believes that the Company has sufficient capital to meet its anticipated operating cash requirements for the next 12 to 18 months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, obtain additional capital, principally by obtaining additional debt and/or equity financing, and generate revenues from collaborative agreements or sale of pharmaceutical products.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4.	EQUIPMENT

Equipment balances at June 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Equipment	$30,132	$30,132
Computer and office equipment	9,326	6,466
Furniture and fixtures	–	5,554
	39,458	42,152
Less: accumulated depreciation	(25,747)	(25,920)
Equipment, net	$13,711	$16,232

Note 5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Legal and professional	$18,500	$55,000
Clinical and other studies	151,706	233,090
Compensation	260,853	239,469
Minimum royalty	460,000	410,000
Other	16,907	4,543
Total accrued expenses	$907,966	$942,102

Note 6.	DEBT

The Company has one outstanding unsecured note in the amount of $100,000 and $61,104 in accrued interest at 8%, payable to a third party and due on demand.  The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The note payable matured in December 2005, and the Company is currently in default. The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note.

Note 7.	DERIVATIVE LIABILITY

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (see Note 10).

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants.  In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share.  The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date.  In July 2010, certain terms for the warrants were further modified to increase by 50% the number of shares issuable upon exercise of the warrants, and extend the expiration date for the warrants to December 31, 2014.  The modification of the terms of the warrants resulted in an additional expense of $129,603 at the amendment date.  The estimated fair value of the derivative liability was $598,954 and $301,405 at June 30, 2011 and December 31, 2010, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

	2011	2010
Expected term	3-4 years	4-5 years
Volatility	100.5%	86.5%
Risk-free interest rate	0.43%-1.43%	0.43%-1.515%
Dividend yield	0%	0%

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements

Assets and liabilities measured at fair value as of June 30, 2011, are as follows:

	Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$598,954	$–	$598,954	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of June 30, 2011 and December 31, 2010, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short term nature of these instruments.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008 the motion was denied.  The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which the Company paid $1,000 and issued 45,000 shares of its common stock. In March 2011, the Company issued the shares required by the settlement agreement, and recorded settlement expense of $9,000 related to the issuance of these shares.

Note 9.	RELATED PARTY TRANSACTIONS

Alexander L. Weis, Ph.D., Chairman of the Company’s Board of Directors and its Chief Executive Officer, President, Chief Financial Officer and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC.  The Company leases its laboratory space from Lipitek, Inc. under a three-year lease agreement for $12,000 per month.  Management believes that rent is based on reasonable and customary rates as if the space were rented to a third party.
On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through June 30, 2011, the Company had paid a total of $550,000 toward this agreement and has accrued $350,000 and $250,000, which is included in accounts payable in the consolidated balance sheets as of June 30, 2011, and December 31, 2010, respectively and recorded as research and development expense. During the six month periods ended June 30, 2011 and 2010, the Company made no payments toward the agreement.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the six month periods ended June 30, 2011 and 2010, the Company did not recognize any revenue from its share of Lipitek revenues.

Note 10.	CHANGES IN EQUITY

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At June 30, 2011, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,407,575
Warrants outstanding	4,331,712
Stock options available for grant	2,159,225

7,898,512

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vested two thirds on January 1, 2010 and one third on January 1, 2011.  As of June 30, 2011, there was no unrecognized compensation cost related to restricted stock.

In February 2011, the Company engaged a firm to provide public relations and media services for an initial fee of $25,000 for a period of three months.  In April 2011, the agreement was amended to extend the engagement until July 1, 2011 and provided for the issuance of 150,000 restricted shares of the Company’s common stock issued in April 2011, and a fee of $40,000 payable in May 2011.  On July 1, 2011, the agreement was extended for an additional three month period through October 1, 2011 for an additional 150,000 restricted shares of the Company’s common stock.  The Company recognized $88,500 as public relations expense for the issuance of 150,000 shares in April 2011, which is included in general and administrative expense in the consolidated statements of operations.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2011 and 2010 included the following: monthly over one year, monthly over two years, monthly over four years, and annually over four years.  The Company granted stock options to employees, consultants and directors to acquire 658,600 and 1,010,000 shares of common stock for future services having a fair value $153,454 and $1,054,560, during the six months ended June 30, 2011 and 2010, respectively.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$12,806	$–	$26,921	$–
General and administrative	21,284	15,636	44,452	31,270
Total employee stock-based compensation	$34,090	$15,636	$71,373	$31,270

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In addition to options granted to employees, the Company historically granted options to consultants and for the six months ended June 30, 2011 and 2010, recognized $6,077 and $36,413, respectively, as consulting expense.  Such amounts are included in general and administrative expense in the consolidated statements of operations for each of the six months ended June 30, 2011 and 2010.

The Company has followed fair value accounting and the related authoritative guidance for share-based compensation. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used in Black-Scholes for the periods ended June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
Risk-free interest rate	1.03-2.02%	0.45-1.46%
Expected dividend yield	0%	0%
Expected volatility	100.5%	86.5%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	949,000	$1.20
Granted	658,600	0.31
Exercised	–	–
Forfeited	(200,025)	0.39
Outstanding at June 30, 2011	1,407,575	$0.90	7.39 years	$593,821
Options Exercisable at June 30, 2011	794,979	$1.28	5.90 years	$152,764

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2011:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2011	336,000	$0.40
Granted	658,600	0.21
Vested	(181,979)	0.21
Cancelled or forfeited	(200,025)	0.32
Outstanding at June 30, 2011	612,596	$0.27

Warrants

In January 2011, the Company engaged a firm to provide public relations and media services and issued a warrant to acquire 25,000 shares of its common stock at an exercise price of $0.35, with the shares vesting in equal monthly installments over three months. The Company recognized $15,416 as consulting expense which is included in general and administrative expense in the consolidated statements of operations. In addition, the agreement provides for a fee of $4,000 per month.

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Black-Scholes assumptions used for warrants for the period ended June 30, 2011 are as follows:

Risk-free interest rate	0.98%
Expected dividend yield	0%
Expected volatility	100.5%
Contractual life of warrants	5 years
Expected forfeitures	0%

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,306,712	$1.73
Granted	25,000	0.35
Exercised	−	−
Forfeited	−	−
Outstanding at June 30, 2011	4,331,712	$1.72
Exercisable at June 30, 2011	4,331,712	$1.72

Note 11.	SEGMENT INFORMATION

Through October 2010, the Company maintained a controlling interest in AdnaGen, a research and development company based in Langenhagen, Germany, which focused on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In October 2010, the Company sold all of its shares in AdnaGen. AdnaGen is reported as discontinued operations in the Company’s consolidated financial statements for the period ended June 30, 2010.  As a result of the sale of AdnaGen, the Company has only one operating segment, developing targeted anticancer therapies by utilizing tumor-associated biomarkers.

A summary of the Company’s operations for the three and six months ended June 30, 2011 and 2010 is provided below:

	Three Months Ended June 30, 2011
	OncoVista		AdnaGen	Total
Revenues	$	−	$–	$–
Operating expenses		552,941	–	552,941
(Loss) income from operations		(552,941)	–	(552,941)
Other expense		(24,991)	–	(24,991)
Net loss		$(577,932)	$–	$(577,932)

	Three Months Ended June 30, 2010
	OncoVista		AdnaGen(1)	Total
Revenues	$	−	$323,125	$323,125
Operating expenses		539,390	327,792	867,182
Loss from operations		(539,390)	(4,667)	(544,057)
Other income (expense)		(142,546)	(15,618)	(158,164)
Net loss		$(681,936)	$(20,285)	$(702,221)

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2011
	OncoVista		AdnaGen	Total

Revenues	$	−	$–	$	−
Operating expenses		1,011,335	–		1,011,335
(Loss) income from operations		(1,011,335)	–		(1,011,335)
Other expense		(306,102)	–		(306,102)
Net loss		$(1,317,437)	$–		$(1,317,437)

Total assets		$2,790,601	$–		$2,790,601

	Six Months Ended June 30, 2010
	OncoVista		AdnaGen(1)	Total

Revenues	$	−	$658,823	$658,823
Operating expenses		959,694	663,330	1,623,024
Loss from operations		(959,694)	(4,507)	(964,201)
Other income (expense)		60,781	(102,161)	(41,380)
Net loss		$(898,913)	$(106,668)	$(1,005,581)

Total assets		$39,862	$268,995	$308,857

(1)	Presented as discontinued operations for the three and six months ended June 30, 2010.

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court (“Alere Holdings”), whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment.

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, we have eliminated substantially all of our outstanding debt.  We have only one convertible note payable outstanding in the amount of $100,000, which is in default and is due on demand. We are currently in discussions with the note holder and are attempting to negotiate repayment of the convertible note. We are using the balance of the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  Additionally, we are evaluating several opportunities to license or acquire other compounds or diagnostic technologies that we believe will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

Development Programs

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts, and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We are in the process of reinitiating the Phase I/II clinical trials to determine the maximum tolerated dose, and expect to start enrolling patients in the third quarter of 2011.

We have completed one GLP animal drug safety study in one species with OVI-117 necessary for submission of an IND, and we are currently conducting a second safety study in another species. We have begun to compile the Investigational New Drug (IND) application for submission to the FDA, which is a key step to conducting human clinical trials. We are completing animal studies and preparing the IND submission and expect to launch a Phase I trial in the first quarter of 2012.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Research and development. Research and development expenses increased by approximately $27,000, or 18%, to approximately $180,000 for the three months ended June 30, 2011, as compared to approximately $153,000 for the three months ended June 30, 2010.  The increase in 2011 is primarily due to the rehiring of our Chief Operating Officer to develop our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), partially offset by a decrease in clinical development expense as a result of the successful negotiation for reduced payments related to outstanding accounts payable and accrued liabilities.

General and administrative.  General and administrative expenses decreased by approximately $14,000, or 4%, to approximately $373,000 for the three months ended June 30, 2011, as compared to approximately $387,000 for the three months ended June 30, 2010.  The decrease was due primarily to a decrease in stock-based compensation from prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other income (expense) decreased approximately $118,000, or 83%, to expense of approximately $25,000 for the three months ended June 30, 2011 compared to expense of approximately $143,000 for the three months ended June 30, 2010.  The decrease is due primarily to a decrease in foreign currency translation loss recognized in 2010, as well as a decrease in interest expense compared to prior year.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen, are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues included in discontinued operations were approximately $323,000 for the three months ended June 30, 2010.  Revenues reflected royalties earned from the sale of diagnostic kits, licensing and research and development revenue and are summarized in the following table:

2010
Diagnostic kits	$283,873
Licensing	23,306
Research and development, grant and other revenues	15,946
Total revenues	$323,125

Operating expenses included in discontinued operations were approximately $328,000 for the three month period ended June 30, 2010, including research and development expenses of approximately $155,000 and general and administrative expense of approximately $173,000.

Loss from discontinued operations was approximately $20,000 for the three months ended June 30, 2010, primarily as a result of interest expense for the three month period ended June 30, 2010.

Net Loss. As a result of the foregoing, our net loss decreased by approximately $124,000, or 18%, to a net loss of approximately $578,000 for the three months ended June 30, 2011, compared to a net loss of approximately $702,000 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

Research and development. Research and development expenses increased by approximately $86,000, or 34%, to approximately $342,000 for the six months ended June 30, 2011, as compared to approximately $256,000 for the six months ended June 30, 2010.  The increase in 2011 is primarily due to the rehiring of our Chief Operating Officer to develop our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), as well as preparation to begin conducting additional preclinical safety studies and the submission of an IND to the FDA for OVI-117.

General and administrative.  General and administrative expenses decreased by approximately $35,000, or 5%, to approximately $669,000 for the six months ended June 30, 2011, as compared to approximately $704,000 for the six months ended June 30, 2010.  The decrease was due primarily to a decrease in stock-based compensation from prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other income (expense) decreased $367,000, or 604%, to expense of approximately $306,000 for the six months ended June 30, 2011 compared to income of approximately $61,000 for the six months ended June 30, 2010.  The decrease is due primarily to a gain recognized in 2010 from extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement and returning technology related to tubulin isotype-specific anti-mitotics, as well as a decrease of approximately $79,000 in interest expense as a result of the sale of AdnaGen in the prior year.  These decreases were partially offset by an increase of approximately $94,000, or 46%, in the loss on derivative liability of approximately $298,000 in 2011, compared to a loss of $204,000 in 2010, related to the bridge round of debt financing.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues included in discontinued operations were approximately $659,000 for the six months ended June 30, 2010. Revenues reflected royalties earned from the sale of diagnostic kits, licensing and research and development revenue and are summarized in the following table:

2010
Diagnostic kits	$578,336
Licensing	64,541
Research and development, grant and other revenues	15,946
Total revenues	$658,823

Operating expenses included in discontinued operations were approximately $663,000 for the six month period ended June 30, 2010, including research and development expenses of approximately $321,000 and general and administrative expense of approximately $342,000.

Loss from discontinued operations was approximately $107,000 for the six months ended June 30, 2010, primarily as a result of interest expense for the six month period ended June 30, 2010.

Net Loss. As a result of the foregoing, our net loss increased by approximately $312,000, or 31%, to a net loss of approximately $1.3 million for the six months ended June 30, 2011, compared to a net loss of approximately $1,000,000 for the six months ended June 30, 2010.

Going Concern and Recent Events

Our consolidated financial statements for the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $1.3 million, and net cash used in continuing operations of approximately $773,000 for the six months ended June 30, 2011, an accumulated deficit of approximately $19.6 million and total equity of approximately $0.5 million at June 30, 2011. The Company is also in default on certain loans and related accrued interest aggregating $161,104 at June 30, 2011.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of approximately $2.7 million compared to $3.5 million at December 31, 2010. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next 12 to 18 months.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities.  For the six months ended June 30, 2011, net cash used in continuing operations increased $487,000, or 170%, to approximately $773,000 compared to approximately $286,000 for the six months ended June 30, 2010. The increase was primarily due to an increase in our net loss of approximately $312,000 for the six months ended June 30, 2011, to a net loss of $1.3 million, as compared to a net loss of approximately $1.0 million for the six months ended June 30, 2010.  In addition to an increase in our net loss, stock-based compensation expense decreased approximately $574,000 due to stock options issued in 2010. Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning technology related to tubulin isotype-specific anti-mitotics.  Operating activities were also affected by an increase of approximately $94,000 to a loss of $298,000 in the current period for the derivative liability related to the bridge round of debt financing compared to a loss of approximately $204,000 in the prior period.

For the six months ended June 30, 2011, there was no cash used by discontinued operations compared to net cash used in discontinued operations of approximately $116,000 for the six months ended June 30, 2010.

Investing Activities.  For the six months ended June 30, 2011, net cash used in investing activities from continuing operations increased approximately $3,000, or 100%, to approximately $3,000 compared to no cash used for the six months ended June 30, 2010.  The increase is a result of purchases of equipment.

Financing Activities.  There was no cash provided by financing activities from continuing operations for the six months ended June 30, 2011, compared to approximately $140,000 provided by financing activities from continuing operations for the six months ended June 30, 2010.  The change is primarily due to loans provided to us from Alexander L. Weis, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer (“CEO”), President, Chief Financial Officer (“CFO”), Secretary, and a significant shareholder, and affiliated companies.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2011:

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

•
Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CFO, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2011, we issued 150,000 shares of common stock to one entity.  These shares were issued pursuant to an Amendment to Media Advertising Agreement with the entity dated April 1, 2010.  In consideration for these shares, we received media and marketing services valued at $91,500.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto.  We believe that the entity is an “accredited investor” under Rule 501 under Regulation D of the Securities Act and had adequate access to information about us through its relationship with us.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On February 8, 2011, we entered into a Media Advertising Agreement (the “Media Agreement”) with MJD Media LLC, a New York limited liability company (“MJD”).  The Media Agreement, which had a term of three months, provided that, in exchange for MJD providing media and marketing services, we would pay MJD a total of $25,000.  On April 1, 2011, we entered into an amendment to the Media Agreement with MJD which provides that, in exchange for the term of the Media Agreement being extended to October 1, 2011, we shall issue to MJD 300,000 shares of our common stock.  There is no material relationship between us and MJD, other than with respect to the Media Agreement.

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

Date: August 11, 2011