Form 10-Q
period 2011-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2011-11-14
CIK 1094847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 21,370,725 shares of common stock with a par value of $.001 outstanding as of November 9, 2011.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,461,847	$3,524,496
Accounts receivable	429	7,379
Prepaid expenses and other current assets	26,721	–
Total current assets	2,488,997	3,531,875

Equipment, net	11,967	16,232
Deposits and other assets	–	2,047
Total assets	$2,500,964	$3,550,154

LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$705,723	$506,685
Accrued expenses	943,562	942,102
Derivative liability	400,570	301,405
Notes payable	100,000	100,000
Accrued interest payable	64,375	43,638
Total current liabilities	2,214,230	1,893,830

Commitments and contingencies

Equity:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,370,725 and 21,149,675 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	21,370	21,149
Additional paid-in capital	20,115,545	19,889,722
Accumulated deficit	(19,850,181)	(18,254,547)
Total equity	286,734	1,656,324
Total liabilities and equity	$2,500,964	$3,550,154

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Revenue	$–		$–	$–	$–

Operating expenses:
Research and development	457,193		128,432	799,183	384,048
General and administrative	227,267		386,208	896,612	1,090,286
Total operating expenses	684,460		514,640	1,695,795	1,474,334

Operating loss from continuing operations	(684,460)		(514,640)	(1,695,795)	(1,474,334)

Other income (expense):

Interest expense	(1,663)		(33,290)	(15,136)	(130,097)
Extinguishment of royalty liability	−		−	−	520,000
Gain (loss) on derivative liability	198,384		(127,773)	(99,165)	(331,735)
Gain on sale of subsidiary	204,438			204,438
Other	5,104		107,346	10,024	(51,104)
Total other income (expense), net	406,263		(53,717)	100,161	7,064

Loss from continuing operations	(278,197)		(568,357)	(1,595,634)	(1,467,270)

Discontinued operations:
Loss from discontinued operations, net of income taxes	–		(157,141)	–	(263,809)
Loss from discontinued operations	–		(157,141)	–	(263,809)

Net loss	(278,197)		(725,498)	(1,595,634)	(1,731,079)
Net loss attributable to contingently redeemable noncontrolling interest (discontinued operations)	–		30,259	–	54,735
Net loss attributable to noncontrolling interest (discontinued operations)	–		7,999	–	14,470
Net loss attributable to OncoVista Innovative Therapies	$(278,197)		$(687,240)	$(1,595,634)	$(1,661,874)

Net loss per share from continuing operations - basic and diluted	$(0.01)		$(0.03)	$(0.07)	$(0.08)
Net loss per share from discontinued operations - basic and diluted	$–	$	*	$–	$(0.01)

Amounts attributable to OncoVista Innovative Therapies
Loss from continuing operations	$(278,197)		$(568,357)	$(1,595,634)	$(1,467,270)
Loss from discontinued operations	$-		$(118,883)	$–	$(194,604)
Net loss	$(278,197)		$(687,240)	$(1,595,634)	$(1,661,874)

Weighted average number of shares outstanding during the period - basic and diluted	21,369,026		20,483,008	21,289,254	20,483,008

*  Less than $0.01
See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,595,634)	$(1,731,079)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss from discontinued operations	–	263,809
Gain on sale of subsidiary	(204,438)
Depreciation	4,996	6,969
Amortization of debt discount	–	169,655
Employee stock-based compensation	101,823	921,905
Non-employee stock-based consulting	6,077	36,413
Common stock issued for consulting	88,500	–
Non-employee stock-based consulting expense (warrants)	12,567	63,708
Gain on extinguishment of royalty liability		(520,000)
Loss on derivative liability	99,165	331,736
Loss on disposal of assets	2,129	–
Loss on legal settlement	9,000	–
Changes in operating assets and liabilities:
Accounts receivable	6,950	(18)
Prepaid expenses and other assets	(24,674)	–
Accounts payable	199,040	246,086
Accrued expenses	1,460	(449,457)
Accrued interest payable	20,737	87,641
Net cash used in continuing operations	(1,272,302)	(572,632)
Net cash generated by discontinued operations	–	220,343
Net cash used in operating activities	(1,272,302)	(352,289)

Cash flows from investing activities
Purchase of equipment	(2,860)	–
Net cash provided by sale of subsidiary	204,438
Net cash used in continuing operations	201,578	–
Net cash used in discontinued operations	–	(5,136)
Net cash used in investing activities	201,578	(5,136)

Cash flows from financing activities
Proceeds from loans and notes payable, related party	–	196,712
Proceeds from exercise of stock options	8,075	-
Net cash provided by continuing operations	8,075	196,712
Net cash provided by discontinued operations	–	111,593
Net cash provided by financing activities	8,075	308,305

Net cash used in continuing operations	(1,062,649)	(375,920)
Net cash provided by discontinued operations	–	326,800
Net decrease in cash and cash equivalents	(1,062,649)	(49,120)

Effect of exchange rates on cash	–	94,423

Cash and cash equivalents at beginning of year	3,524,496	108,994

Cash and cash equivalents at end of year	$2,461,847	$154,297
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,213	$665

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment.  In August 2011, certain expenses related to legal fees were paid to OncoVista, Inc., OVIT’s subsidiary, of approximately $204,000.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT and OncoVista, Inc., and through October 31, 2010, the accounts of AdnaGen (collectively, the “Company”).  All intercompany balances have been eliminated in consolidation.  As a result of the sale of AdnaGen, the operations of AdnaGen have been presented as discontinued operations.

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

Significant estimates include the valuation of warrants and stock options granted for services or compensation, estimates relating to the fair value of derivative liabilities and the valuation allowance for deferred tax assets.

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

As the Company has had losses from continuing operations for the nine month periods ended September 30, 2011 and 2010, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At September 30, 2011 and 2010, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2011	2010
Stock options outstanding under various stock option plans	1,381,500	650,000
Warrants	4,331,712	4,306,712

Total	5,713,212	4,956,712

For the purpose of the computation of net income per share, unvested restricted shares (see Note 10) are considered contingently returnable shares.  These shares, although classified as issued and outstanding, are not included in basic weighted average number of shares at September 30, 2010.  The remaining restricted shares vested on January 1, 2011, and are included in basic weighted average number of shares at September 30, 2011.

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.6 million, and net cash used in continuing operations of approximately $1.1 million for the nine months ended September 30, 2011, an accumulated deficit of approximately $19.9 million and total equity of approximately $0.3 million at September 30, 2011. The Company is also in default on a certain loan and related accrued interest aggregating $164,375 at September 30, 2011 (see Note 6). The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note. In November 2010, the Company received approximately $6.0 million as its share of the up-front payment from the sale of its shares of AdnaGen described in Note 1. As a result of the stock purchase agreement with Alere Holdings, management believes that the Company has sufficient capital to meet its anticipated operating cash requirements for the next 12 to 15 months.

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

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, the Company has eliminated substantially all of its outstanding debt.  The Company has only one convertible note payable outstanding in the principal amount of $100,000, which is in default and is due on demand. The Company is using the balance of the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, the Company is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

Note 4.	EQUIPMENT

Equipment balances at September 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Equipment	$30,132	$30,132
Computer and office equipment	9,326	6,466
Furniture and fixtures	–	5,554
	39,458	42,152
Less: accumulated depreciation	(27,491)	(25,920)
Equipment, net	$11,967	$16,232

Note 5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Legal and professional	$2,500	$55,000
Clinical and other studies	149,006	233,090
Compensation	267,968	239,469
Minimum royalty	522,500	410,000
Other	1,588	4,543
Total accrued expenses	$943,562	$942,102

Note 6.	DEBT

The Company has one outstanding unsecured note in the amount of $100,000 plus $64,375 in accrued interest at 8%, payable to a third party and due on demand.  The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The note payable matured in December 2005, and the Company is currently in default. The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note.

Note 7.	DERIVATIVE LIABILITY

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement (see Note 10).

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants.  In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share.  The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date.  In July 2010, certain terms for the warrants were further modified to increase by 50% the number of shares issuable upon exercise of the warrants, and extend the expiration date for the warrants to December 31, 2014.  The modification of the terms of the warrants resulted in an additional expense of $129,603 at the amendment date.  The estimated fair value of the derivative liability was $400,570 and $301,405 at September 30, 2011 and December 31, 2010, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

	2011	2010
Expected term	3-4 years	4-5 years
Volatility	86.5%	86.5%
Risk-free interest rate	0.42%-0.43%	0.43%-1.515%
Dividend yield	0%	0%

Fair value measurements

Assets and liabilities measured at fair value as of September 30, 2011, and December 31, 2010, are as follows:

	Value at	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability
2011 30 September	$400,570		$400,570
2010 31 December	$301,405		$301,405

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of September 30, 2011 and December 31, 2010, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short term nature of these instruments.

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

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of the Company’s common stock. The action seeks damages for the alleged breach of an agreement and seeks an order directing a cash payment and the issuance of warrants to purchase the Company’s common stock. On October 5, 2011, the Company sent a notice of motion to the United States District Court for the Southern District of New York seeking to dismiss the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. filed an opposition to the Company’s request for dismissal. The court has not yet ruled on the motion to dismiss. Based on a review of the current operative complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to rigorously defend against the claim.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter.  Based on a review of the current operative complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to rigorously defend against the claim.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through September 30, 2011, the Company had paid a total of $550,000 toward this agreement and has accrued $400,000 and $250,000, which is included in accounts payable in the consolidated balance sheets as of September 30, 2011, and December 31, 2010, respectively and recorded as research and development expense. During the nine month periods ended September 30, 2011 and 2010, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the nine month periods ended September 30, 2011 and 2010, the Company did not recognize any revenue from its share of Lipitek revenues.

Note 10.	CHANGES IN EQUITY

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At September 30, 2011, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	4,331,712
Stock options available for grant	2,159,250
7,872,462

Restricted Stock

In October 2007, the Company granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vested two thirds on January 1, 2010 and one third on January 1, 2011.  As of September 30, 2011, there was no unrecognized compensation cost related to restricted stock.

In February 2011, the Company engaged a firm to provide public relations and media services for an initial fee of $25,000 for a period of three months.  In April 2011, the agreement was amended to extend the engagement until July 1, 2011 and provided for the issuance of 150,000 shares of the Company’s common stock issued in April 2011, and a fee of $40,000 payable in May 2011. The Company recognized $88,500 as public relations expense which is included in general and administrative expense in the consolidated statements of operations.

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

The Company granted stock options to employees, consultants and directors to acquire 658,600 shares of common stock for future services having a fair market value of $153,454 during the nine months ended September 30, 2011.  Vesting periods for these options included the following: monthly over two years and monthly over four years.    No options were granted for the same period in 2010.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$12,806	$–	$39,727	$–

General and administrative	17,643	15,636	62,096	46,905

Total employee stock-based compensation	$30,449	$15,636	$101,823	$46,905

In addition to options granted to employees, the Company historically granted options to consultants and for the nine months ended September 30, 2011 and 2010, recognized $6,077 and $36,413, respectively, as consulting expense.  Such amounts are included in general and administrative expense in the consolidated statements of operations for each of the nine months ended September 30, 2011 and 2010.

The Company has followed fair value accounting and the related authoritative guidance for share-based compensation. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used in Black-Scholes for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
Risk-free interest rate	1.03-2.02%	0.45-1.46%
Expected dividend yield	0%	0%
Expected volatility	100.5%	86.5%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	949,000	$1.20
Granted	658,600	0.31
Exercised	(26,050)	0.31
Forfeited	(200,050)	0.39
Outstanding at September 30, 2011	1,381,500	$0.91	7.09 years	$407,121
Options Exercisable at September 30, 2011	887,750	$1.22	5.90 years	$88,658

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2011:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2011	336,000	$0.40
Granted	658,600	0.21
Vested	(300,825)	0.33
Cancelled or forfeited	(200,025)	0.32
Outstanding at September 30, 2011	493,750	0.21

Warrants

In January 2011, the Company engaged a firm to provide public relations and media services and issued a warrant to acquire 25,000 shares of its common stock at an exercise price of $0.35, with the shares vesting in equal monthly installments over three months. The Company recognized $12,567 as consulting expense which is included in general and administrative expense in the consolidated statements of operations. In addition, the agreement provides for a fee of $4,000 per month for three months.

The Black-Scholes assumptions used for warrants for the period ended September 30, 2011 are as follows:

Risk-free interest rate	0.98%
Expected dividend yield	0%
Expected volatility	100.5%
Contractual life of warrants	5 years
Expected forfeitures	0%

The following is a summary of the Company’s warrant activity:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,306,712	$1.73
Granted	25,000	0.35
Exercised	−	−
Forfeited	−	−
Outstanding at September 30, 2011	4,331,712	$1.72
Exercisable at September 30, 2011	4,331,712	$1.72

Note 11.	SEGMENT INFORMATION

Through October 2010, the Company maintained a controlling interest in AdnaGen, a research and development company based in Langenhagen, Germany, which focused on the development of innovative tumor diagnostics by utilizing its proprietary technology for the detection and analysis of rare cells.  In October 2010, the Company sold all of its shares in AdnaGen. AdnaGen is reported as discontinued operations in the Company’s consolidated financial statements for the period ended September 30, 2011.  As a result of the sale of AdnaGen, the Company has only one operating segment, developing targeted anticancer therapies by utilizing tumor-associated biomarkers.

A summary of the Company’s operations for the three and nine months ended September 30, 2011 and 2010 is provided below:

	Three Months Ended September 30, 2011
	OncoVista		AdnaGen	Total
Revenues	$	−	$–	$–
Operating expenses		684,460	–	684,460
(Loss) income from operations		(684,460)	–	(684,460)
Other expense		406,263	–	406,263
Net loss		$(278,197)	$–	$(278,197)

	Three Months Ended September 30, 2010
	OncoVista		AdnaGen(1)	Total
Revenues	$	−	$248,900	$248,900
Operating expenses		514,640	351,146	865,786
Loss from operations		(514,640)	(102,246)	(616,886)
Other income (expense)		(36,959)	(71,653)	(108,612)
Net loss		$(551,599)	$(173,899)	$(725,498)

	Nine Months Ended September 30, 2011
	OncoVista		AdnaGen	Total
Revenues	$	−	$–	$	−
Operating expenses		1,695,795	–		1,695,795
(Loss) income from operations		(1,695,795)	–		(1,695,795)
Other expense		100,161	–		100,161
Net loss		$(1,595,634)	$–		$(1,595,634)
Total assets		$2,500,964	$–		$2,500,964

	Nine Months Ended September 30, 2010
	OncoVista		AdnaGen(1)	Total
Revenues	$	−	$907,722	$907,722
Operating expenses		1,474,334	1,014,477	2,488,811

Loss from operations		(1,474,334)	(106,755)	(1,581,089)
Other income (expense)		7,064	(157,055)	(149,990)
Net loss		$(1,467,270)	$(263,810)	$(1,731,079)
Total assets		$76,175	$276,261	$352,436

(1)	Presented as discontinued operations for the three and nine months ended September 30, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, we have eliminated substantially all of our outstanding debt.  We have only one convertible note payable outstanding in the principal amount of $100,000, which is in default and is due on demand. We are currently in discussions with the note holder and are attempting to negotiate repayment of the convertible note. We are using the balance of the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  Additionally, we are evaluating several opportunities to license or acquire other compounds or diagnostic technologies that we believe will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

Development Programs

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the US Food and Drug Administration (“FDA”) for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts, and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We are in the process of reinitiating the Phase I/II clinical trials to determine the maximum tolerated dose, and expect to start enrolling patients in the first quarter of 2012. We have engaged a clinical research organization (“CRO”) in France to do some additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. The outcome of this phase of development will likely result in restarting the Phase 1/2 trial in Q1 2012.

We have completed Good Laboratory Practices (“GLP”) animal drug safety studies in two species with OVI-117 necessary for submission of an Investigational New Drug (“IND”) application. We have begun to compile the IND application for submission to the FDA, which is a key step to conducting human clinical trials and expect to launch a Phase I trial in the first quarter of 2012.

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

Other Strategic Plans

In addition to developing our existing anti-cancer drug portfolio, we plan to obtain rights to additional drug candidates or diagnostic technologies through licensing, partnerships, and mergers/acquisitions. Our efforts in this area will be guided by business considerations (cost of the opportunity, fit with existing portfolio, etc.) as well as input from our clinical advisory board regarding likelihood of successful clinical development and marketing approval. Our goal is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Results of Operations

Three Months Ended September 30, 2011 and 2010

Research and development. Research and development expenses increased by approximately $329,000, or 257%, to approximately $457,000 for the three months ended September 30, 2011, as compared to approximately $128,000 for the three months ended September 30, 2010.  The increase in 2011 is primarily due to the conduct of the additional animal toxicity and safety trial for OVI-117 and for the determination on how and where to reinitiate our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123).

General and administrative.  General and administrative expenses decreased by approximately $159,000, or 41%, to approximately $227,267 for the three months ended September 30, 2011, as compared to approximately $386,000 for the three months ended September 30, 2010.  The decrease was due primarily to a decrease in stock-based compensation from prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other income (expense) increased approximately $406,000, or 856%, to income of approximately $460,000 for the three months ended September 30, 2011 compared to expense of approximately $54,000 for the three months ended September 30, 2010.  The increase is due primarily to a settlement payment and an unrealized gain on derivative liability in the three months ending September 30, 2011.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen, are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues included in discontinued operations were approximately $249,000 for the three months ended September 30, 2010.  Revenues reflected royalties earned from the sale of diagnostic kits, licensing and research and development revenue and are summarized in the following table:

2010
Diagnostic kits	$216,000
Licensing	9,000
Research and development, grant and other revenues	24,000
Total revenues	$249,000

Operating expenses included in discontinued operations were approximately $351,000 for the three month period ended September 30, 2010, including research and development expenses of approximately $156,000 and general and administrative expense of approximately $195,000.

Loss from discontinued operations was approximately $174,000 for the three months ended September 30, 2010, primarily as a result of interest expense for the three month period ended September 30, 2010.

Net Loss. As a result of the foregoing, our net loss decreased by approximately $447,000, or 62%, to a net loss of approximately $278,000 for the three months ended September 30, 2011, compared to a net loss of approximately $725,000 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Research and development. Research and development expenses increased by approximately $415,000, or 108%, to approximately $799,000 for the nine months ended September 30, 2011, as compared to approximately $384,000 for the nine months ended September 30, 2010.  The increase in 2011 is primarily due to the rehiring of our Chief Operating Officer to develop our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), as well as conducting an additional preclinical safety study and the submission of an IND to the FDA for OVI-117.

General and administrative.  General and administrative expenses decreased by approximately $194,000, or 18%, to approximately $897,000 for the nine months ended September 30, 2011, as compared to approximately $1,090,000 for the nine months ended September 30, 2010.  The decrease was due primarily to a decrease in stock-based compensation from the prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other income (expense) increased $93,000, or 1,318%, to income of approximately $100,000 for the nine months ended September 30, 2011 compared to income of approximately $7,000 for the nine months ended September 30, 2010.  The increase is due primarily to the settlement payment of approximately $204,000 regarding the sale of AdnaGen to Alere Holdings as well as a decrease of approximately $109,000 in interest expense as a result of the sale of AdnaGen in the prior year.  The income increase also includes a decrease of approximately $233,000 or 70%, in the loss on derivative liability of approximately $99,000 in 2011, compared to a loss of $332,000 in 2010, related to our prior debt financing.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues included in discontinued operations were approximately $908,000 for the nine months ended September 30, 2010. Revenues reflected royalties earned from the sale of diagnostic kits, licensing and research and development revenue and are summarized in the following table:

2010
Diagnostic kits	$794,180
Licensing	73,700
Research and development, grant and other revenues	39,842

Total revenues	$907,722

Operating expenses included in discontinued operations were approximately $1,014,000 for the nine month period ended September 30, 2010, including research and development expenses of approximately $477,000 and general and administrative expense of approximately $538,000.

Loss from discontinued operations was approximately $315,000 for the nine months ended September 30, 2010, primarily as a result of interest expense for the nine month period ended September 30, 2010.

Net Loss. As a result of the foregoing, our net loss decreased by approximately $135,000, or 7%, to a net loss of approximately $1.6 million for the nine months ended September 30, 2011, compared to a net loss of approximately $1.7 million for the nine months ended September 30, 2010.

Going Concern and Recent Events

Our consolidated financial statements for the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $1.6 million, and net cash used in continuing operations of approximately $1.3 million for the nine months ended September 30, 2011, an accumulated deficit of approximately $19.9 million and total equity of approximately $0.3 million at September 30, 2011. We are also in default on certain loans and related accrued interest aggregating $164,375 at September 30, 2011.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of our shares of AdnaGen as described above.  As a result of the stock purchase agreement with Alere Holdings, we now have sufficient capital to meet our anticipated operating cash requirements for the next 12 to 15 months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of approximately $2.5 million compared to $3.5 million at December 31, 2010. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next 12 to 15 months.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act, the proceeds from the sale of AdnaGen and debt financing provided by related parties. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves. Our future capital requirements will depend upon many factors, including:

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

Operating Activities.  For the nine months ended September 30, 2011, net cash used in continuing operations increased $727,000, or 127%, to approximately $1.3 million compared to approximately $573,000 for the nine months ended September 30, 2010. The increase was primarily due to a decrease in our net loss of approximately $127,000 for the nine months ended September 30, 2011, to a net loss of $1.6 million, as compared to a net loss of approximately $1.7 million for the nine months ended September 30, 2010.  In addition to a decrease in our net loss, stock-based compensation expense decreased approximately $820,000 primarily due to stock vesting January 2011. Additionally, accrued expenses were adjusted due to extinguishing $520,000 in liabilities related to minimum royalty payments as a result of signing a letter agreement returning technology related to tubulin isotype-specific anti-mitotics.  Operating activities were also affected by a decrease of approximately $233,000 to a loss of $99,000 in the current period for the derivative liability related to the bridge round of debt financing compared to a loss of approximately $332,000 in the prior period.

For the nine months ended September 30, 2011, there was no cash used by discontinued operations compared to net cash generated by discontinued operations of approximately $220,000 for the nine months ended September 30, 2010.

Investing Activities.  For the nine months ended September 30, 2011, net cash used in investing activities from continuing operations increased approximately $202,000, or 100%, to approximately $202,000 compared to no cash used for the nine months ended September 30, 2010.  The increase is a result of purchases of equipment.

Financing Activities.  For the nine months ending September 30, 2011, net cash provided from continuing operations decreased approximately $300,000, or 97%, to $8,000 compared to cash provided of $308,000 for the nine month period ending September 30, 2010.  The change is primarily due to loans provided to us from Alexander L. Weis, Ph.D., the Chairman of our Board of Directors and our Chief Executive Officer (“CEO”), President, Chief Financial Officer (“CFO”), Secretary, and a significant shareholder, and affiliated companies in the nine month period ended September 30, 2010.

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

Revenue Recognition.  While we have not recognized revenues from continuing operations, we anticipate that future revenues will be generated from product sales.  We expect to recognize revenue from product sales in accordance with SEC, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires us to recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. We anticipate that customers will have no right of return for products sold. Revenues are considered to be earned upon shipment.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2011:

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

Changes in Internal Control Over Financial Reporting

During the month ended September  30, 2011, the Company contract CFO resigned and a contract CFO was hired as a replacement. There were no other significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of the Company’s common stock. The action seeks damages for the alleged breach of an agreement and seeks an order directing a cash payment and the issuance of warrants to purchase the Company’s common stock. On October 5, 2011 the Company filed a motion with the court seeking dismissal of the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. subsequently filed a motion in opposition to our request for dismissal.  To date, there has been no ruling by the court on either motion.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of our common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011 we filed an answer to the complaint whereby we addressed each of the claims made. On November 1, 2011 the plaintiffs made an extensive document request to us for all documents related to the matter.

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

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

There have been no events which are required to be reported under this item

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

Date: November 14, 2011