Form 10-K
period 2011-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2012-03-30
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Yes ☒   No ☐ ..

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

  Yes   ☐   No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $7,654,578.00 (based upon 12,548,489 shares at $0.61per share).

As of March 26 2012, there were 21,370,725 shares of common stock outstanding.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2012.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) is currently being prepared. We have engaged a contract manufacturer and we are currently in the process of doing method transfer to ensure clinical batch availability by May 2012. The clinical protocol has been written and a principal investigator engaged. OncoVista believes that OVI-117 should be ready to enter Phase I clinical trials in 2012.

Based on our current capital position, the cost to further develop the drug compound, and the limited patent life remaining, we have elected to discontinue further development of our drug candidate, OVI-237, a liposomal formulation of a potent inhibitor of thymidylate synthase, and focus our efforts and resources on developing our other drug candidates.

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG (“AdnaGen”), for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer.   In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen.  Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in 2011.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We are using the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least nine to 12 months. However, we anticipate we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all.

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

During the last three fiscal years, we spent approximately $5.6 million on research and development, excluding discontinued operations.

Our Corporate Strategy

We have implemented a comprehensive, multi-faceted approach to candidate identification and product development in the oncology treatment. Our strategic plan consists of the following elements:

—	A Practical, Rational Approach to Drug Development. Our management is well versed in the nuances associated with successful execution of the drug development and registration process. Registration strategies will be designed to address those issues which are critical to achieving success with respect to both the acceptability of a specific plan in the view of the FDA and the ability to achieve that plan with respect to the designated end points for that phase of the clinical trial. Furthermore, wherever possible these strategies will be designed to take advantage of the FDA’s accelerated approval paths for certain drugs and orphan drug designation.

—	A Disciplined Internal Development Strategy for Therapeutics. Besides opportunistically evaluating candidates for potential in-licensing or acquisition, we possess two proprietary technologies which we believe will produce candidates for potential out-licensing. Both technologies target aspects of cell biology specific to most cancer cells, but not found in healthy cells and we expect these technologies to produce an array of candidates. We believe that, in many instances, the potential candidates can address opportunities with unmet needs, such as cancers which are very resistant to therapy or have high recurrence rates. In other instances, we believe that the candidates may address opportunities where the effectiveness of existing chemotherapeutics is hampered by the toxic side effects which the drugs produce. In these circumstances, we believe that the use of our product candidates in combination with existing drug therapies administered at lower dosage levels could produce comparable or improved effectiveness with diminished side effects versus the single agent therapy.

—	In-licensing Candidate Selection and Acquisition Program. We believe that the relationships and reputation of the members of both our management and our clinical advisory board positions us to be exposed to many acquisition and in-licensing opportunities that would not normally be available to a company of our size. In many instances, the acquisition of biopharmaceutical companies by larger companies has resulted in drug programs being delayed or discontinued, due to such factors as loss of internal sponsorship (not created at the acquiring company), a perceived lack of market size (the desire for drugs with annual sales in excess of $1 billion) by the larger combined entity, or an overcrowded pipeline (too many product candidates to investigate, too many products to develop and a lack of sufficient resources). Indeed, the development of hundreds of potential oncology compounds that had been on the development track has been delayed or discontinued. We view many of these product candidates, together with some of the 400 plus compounds in the development pipeline, as potential candidates for in-licensing.

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

Our Drug Candidate Pipeline

The following table summarizes the status of our various pre-clinical and clinical development programs underway:

Program	Indication	Status	Planned Activities	Commercial Rights
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial Reinitiated in Third Quarter of 2012	OncoVista-Sub

L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Anticipated IND Filing in the Third Quarter of 2012 to Commence Phase I Trial	OncoVista-Sub

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

Cordycepin (OVI-123) (TdT-Positive Refractory Leukemias)

The American Cancer Society estimated that 43,050 new leukemia cases were diagnosed in 2010 in the U.S. While almost 250,000 individuals are living with, or are in remission from, leukemia in the U.S., the annual mortality rate is nearly 22,000. The four broad classifications of leukemia are:

—	Acute lymphocytic leukemia (“ALL”);
—	Chronic lymphocytic leukemia (“CLL”);
—	Acute myelogenous leukemia (“AML”); and
—	Chronic myelogenous leukemia (“CML”).

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

Market

Currently, approximately 50 different drugs are being used to treat leukemia. In the past decade, several important new drugs and new uses for existing drugs have greatly improved cure rates or remission duration for some patients. Because of the likelihood of increased toxicity for standard- or lower-risk childhood ALL patients, most centers treat these patients with a less intense treatment regimen than the four- or five-dose treatment regimen used for higher risk patients. This regimen generally results in a complete remission rate of 95%. For adult ALL patients, the treatment regimen is similar to the childhood treatment regimen; however, for the 60% to 80% demonstrating remission during induction, the median remission duration is approximately 15 months. Unfortunately, those patients experiencing a relapse can succumb within one year.

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

Similar to Gleevec®, our Cordycepin selectively targets cells expressing a specific enzyme involved in the disease’s pathway. In this case, Cordycepin is targeting cells expressing TdT. With an addressable patient population consisting primarily of 46,000 individuals with CML, Gleevec® /Glivec® full year sales for 2010 were $4.3 billion, according to Novartis. With an addressable patient population for Cordycepin in leukemia patients nearly half the addressable population of Gleevec®, we believe that our product possesses a significant market.

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

In a biological system, Cordycepin is converted to 3’-deoxyinosine by the enzyme adenosine deaminase (“ADA”), so Cordycepin must be administered with an ADA inhibitor, such as deoxycoformycin (Nipent ® or pentostatin) to protect Cordycepin and allow it to maintain its antileukemic activity. If the Phase I/II trial of Cordycepin demonstrates adequate safety and efficacy, we intend to develop an ADA-resistant analog of Cordycepin in order to eliminate the need for co-administration of deoxycoformycin.

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

We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and was designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study is to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2012.

L-Nucleoside Conjugate (OVI-117)

Our L-nucleoside conjugate technology selectively targets certain cancer cell characteristics which make those cancer cells vulnerable to the actions of the drug, but leaves the healthy cells unaffected. In effect a new drug is created by conjugating an L-nucleoside to an existing chemotherapeutic agent that would be too toxic if delivered systemically. Several product candidates have been evaluated by us and one candidate (OVI-117) has been tested in animal models. We believe OVI-117 is a thymidylate synthase (TS) inhibitor with enhanced pharmacological properties which results in a retention of efficacy and a reduction of toxicity. OVI-117 has shown tumor growth inhibitory activity in human colon, breast, and prostate tumors growing in animal models.

Compounds evolving from our L-nucleoside conjugate technology may take advantage of cell membrane changes that differentiate cancerous cells from healthy cells. This anomalous characteristic of cancer cell membranes may present a unique opportunity for targeting these cells with new products which are uniquely designed cytotoxic nucleosides that selectively enter cancerous cells. After entering the cancer cells, these compounds may be enzymatically cleaved to release their cytotoxic agents causing the death of the cancer cell. The membranes of healthy cells may deny the L-nucleoside entry, so that cancerous cells are preferentially killed. As a result, we believe that there should be reduced side effects associated with this class of drug. Drug candidates using L-nucleoside conjugate technology have demonstrated efficacy in cell lines for colorectal, pancreas, melanoma, leukemia, and prostate cancers. OVI-117 has shown anti-tumor activity in animal models of several human cancers (including breast, prostate and colon), and our initial target indication is expected to be colorectal cancer.

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

Opportunity

Colorectal cancer is the third most common form of cancer, and diagnosis of localized colon cancer is typically made by means of colonoscopy. Symptoms of colorectal cancer include:

—	Change in bowel habits as seen by changes in frequency (due to either constipation or diarrhea), changes in stool caliber and changes in stool consistency;
—	Blood in stools (melena, hematochezia);
—	Bowel obstruction (rare) by the tumor;
—	Anemia, with symptoms such as tiredness, malaise, pallor; and
—	Unexplained weight loss.

The absence of discernible symptoms in the early stages of this disease is one reason why periodic screening with fecal occult blood testing and colonoscopy is so widely recommended.

For 2010, in the United States, the American Cancer Society estimated there would be 142,570 new colorectal cancer cases of which colon cancer accounted for 102,900 cases. Colon cancer is a highly treatable and often curable disease when diagnosed early and localized to the bowel. When detected at its earliest stage (Dukes’ A) as an in situ tumor, the curative rate for colon cancer approaches 90%, or five times the curative rate for colon cancers detected at a later stage. Unfortunately, 40% to 50% percent of patients have metastatic disease at the time of diagnosis after many of the above symptoms have been exhibited. Surgery is the primary form of treatment and is typically followed by a regimen of chemotherapy. Despite the fact that a majority of patients have the entire tumor removed by surgery, as many as 50% to 60% will ultimately die from either the metastatic colon cancer or from a recurrence. Deaths from colorectal cancer were estimated to be 51,370 in 2010 in the United States.

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

Clinical Development

One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for OVI-117. The Investigational New Drug application (IND) is currently being prepared. We have engaged a contract manufacturer and we are currently in the process of doing method transfer to ensure clinical batch availability by May 2012. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2012.

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

Michael Moloney, our Chief Operating Officer who previously served as our Director of Program Management, brings more than 25 years experience as a seasoned pharmaceutical and biopharma executive with experience in clinical research, drug development, operations, and information technology.

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

Intellectual Property

As of March 30, 2012, we held eight issued US and worldwide patents and 2 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part, and international patents have been filed.

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

Protocols. Before commencing human clinical studies, the sponsor of a new drug or therapeutic product must submit an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

—	who must be recruited as qualified participants;
—	how often to administer the drug or product;
—	what tests to perform on the participants; and
—	what dosage of the drug or amount of the product to give to the participants.

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

The FDA takes action on the BLA after their review is complete. There are three possible actions to be taken by the review team:

—	Approved – This indicates to a company that it may now market in the U.S.;
—	Not Approved –This tells a company that the product may not be marketed in the U.S. and is accompanied by a detailed explanation as to why; and
—	Approvable – This indicates that the FDA is prepared to approve the application upon the satisfaction of certain conditions. These drug products may not be legally marketed until the deficiencies have been satisfied, as well as any other requirements that may be imposed by the FDA.

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

Other U.S. Regulations.

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

Other Regulatory Matters.

Regulations imposed by authorities in other countries are a significant factor in the conduct of research, development, manufacturing, and eventual marketing of our products.

Competition

In addition to the specified therapies relative to each cancer discussed earlier, we generally face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. The pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation. We believe there are a significant number of potential drugs in preclinical studies and clinical trials to treat cancer that may result in effective, commercially successful treatments. In addition to most of the large pharmaceutical companies having small molecule programs, we are aware of large biotechnology companies, such as Amgen, Inc., Genentech, Inc., Biogen Idec Inc., and Eli Lilly & Co., which are developing small molecule therapeutics as treatments for cancer. Other, smaller companies in this field include: Allos, EntreMed, Threshold Pharmaceuticals, and Sunesis.

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

Employees

As of the date hereof, we have three full-time employees. Of our employees, two are executives and one is engaged in research and development.  We have engaged the services of experts in clinical/regulatory, quality assurance, and accounting as needed on an independent contractor basis to continue to advance our drug candidates through clinical studies.

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

ITEM 3 – LEGAL PROCEEDINGS

On December 17, 2007, an action was filed against us in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase our common stock. We filed a motion to dismiss the action, and on April 3, 2008 the motion was denied. We answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that we worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which we paid $1,000 and issued 45,000 shares of our common stock. In March 2011, we issued the shares required by the settlement agreement, and recorded settlement expense of $9,000 related to the issuance of these shares.

On August 11, 2011, an action was filed against us in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., v. OncoVista Innovative Therapies, Inc., The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of our common stock. On October 5, 2011, we sent a notice of motion to the United States District Court for the Southern District of New York seeking to dismiss the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. filed an opposition to our request for dismissal. The court has not yet ruled on the motion to dismiss. The case has been referred to the Magistrate Judge for settlement with a trial set for a date after July 30, 2012.

On August 26, 2011, an action was filed against us in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC v. OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the our common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of our common stock at an exercise price of $0.001. On October 20, 2011, we filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to us for all documents related to the matter. Our counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From December 21, 2005 until January 13, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol “AVUG.”  Our common stock currently trades under the symbol “OVIT” on the OTCQB™.  On October 22, 2007, we effected a 1.4739739-for-1 forward split of our outstanding common stock.  Until October 26, 2007, there was no trading of our common stock. The quarterly high and low reported sales prices for our common stock as quoted on the OTC QB™ for the periods indicated are as follows:

Year Ended December 31, 2011	High	Low
First Quarter	$0.70	$0.25
Second Quarter	0.65	0.47
Third Quarter	0.66	0.24
Fourth Quarter	0.43	0.06

Year Ended December 31, 2010	High	Low
First Quarter	$0.40	$0.15
Second Quarter	0.40	0.20
Third Quarter	0.47	0.25
Fourth Quarter	0.47	0.26

The foregoing quotations were provided by Yahoo! ® Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCQB was $0.50 on March 26, 2012. We have 21,370,725 shares of common stock issued and outstanding. Based on information available from our registrar and transfer agent, we estimate that we have approximately 267 stockholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011that were not otherwise disclosed on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2011.

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of CTCs in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings, whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment. No milestone payments were received in 2011.

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, we have eliminated substantially all of our outstanding debt.  We have only one convertible note payable outstanding in the amount of $168,000, including accrued interest of approximately $68,000, which is in default and is due on demand. We are using the balance of the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  Additionally, we are evaluating several opportunities to license or acquire other compounds or diagnostic technologies that we believe will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

Development Program

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2012.

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for OVI-117. The Investigational New Drug application (IND) is currently being prepared. We have engaged a contract manufacturer and we are currently in the process of doing method transfer to ensure clinical batch availability by May 2012. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2012.

Research and development expenditures for the above projects totaled approximately $1.2 million and $0.5million for the years ended 2011 and 2010, respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

Other Research and Development Plans

In addition to conducting Phase I and Phase II clinical trials, we plan to conduct pre-clinical research to accomplish the following:

—	further deepen and broaden our understanding of the mechanism of action (MoA) of our products in cancer;
—	develop alternative delivery systems and determine the optimal dosage for different patient groups;
—	demonstrate proof of concept in animal models of human cancers; and
—	develop successor products to our current products.

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

Results of Operations

Years Ended December 31, 2011 and 2010

Research and development.   Research and development expenses increased by approximately $0.7 million, or 140%, to approximately $1.2 million for the year ended December 31, 2011, as compared to $0.5 million for the year ended December 31, 2010.  The increase in 2011 is primarily due to the scaling up of our research and development operations for substantially the entire year as a result of the availability of sufficient capital resources resulting from the sale of AdnaGen.

General and administrative.   General and administrative expenses decreased by approximately $0.9 million, or 47%, to approximately $1.0 million for the year ended December 31, 2011, as compared to approximately $1.9 million for the year ended December 31, 2010.  In 2011, the decrease was due primarily to a decrease in stock-based compensation from the prior year, partially offset by an increase in consulting expense for professional services.

We expect general and administrative expense in 2012 to increase primarily due to an increase in salaries and benefits as we anticipate additional headcount in 2012 to support operations, and stock compensation expense for any restricted stock, options, or warrants granted during the year.  Additionally, we expect to continue to utilize external consultants to provide staff augmentation.

Other Income (Expense). Other income (expense) decreased 126% to expense of approximately $28,500 for the year ended December 31, 2011 compared to income of approximately $0.1 million for the year ended December 31, 2010.

Discontinued Operations. The results of operations for our former majority-owned German operating subsidiary, AdnaGen are classified as discontinued operations. On October 31, 2010, we ceased operations at AdnaGen upon the sale to Alere Holdings. Revenues, gain on sale of subsidiary and net income of $976,231, $12,665,488 and $12,300,054, respectively, are included in discontinued operations for the ten months ended October 31, 2010. There are no revenues, gain on sale of subsidiary or net income included in discontinued operations for the year ended December 31, 2011. There was a gain on sale of subsidiary of approximately $0.2 million for the year ended December 31, 2011, for the settlement related to the sale of AdnaGen.

Net Income (Loss). As a result of the foregoing, our net income decreased by approximately $12.0 million to a loss of approximately $2.0 million for the year ended December 31, 2011 compared to net income of approximately $10.0 million for the year ended December 31, 2010.

Going Concern and Recent Events

Our consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We reported a net loss of $2.2 million from continuing operations, and net cash used in continuing operations of approximately $1.6 million for the year ended December 31, 2011, an accumulated deficit of approximately $20.3 million and a negative total equity of approximately $0.1 million at December 31, 2011. We are also in default on certain loans and related accrued interest aggregating $167,711 at December 31, 2011.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of our shares of AdnaGen as described above.  As a result of the stock purchase agreement with Alere Holdings, we believe we have sufficient capital to meet our anticipated operating cash requirements for the next nine to 12 months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

—	Continue to aggressively seek investment capital;
—	Develop our product pipeline;
—	Advance scientific progress in our research and development; and
—	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of approximately $2.1 million compared to approximately $3.5 million at December 31, 2010. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next nine to 12 months.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

To date, we have financed our operations principally through proceeds of offerings of securities exempt from the registration requirements of the Securities Act. We can provide no assurance that additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand research and development programs beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves. Our future capital requirements will depend upon many factors, including:

—	Continued scientific progress in our research and development programs;
—	Costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
—	Competing technological and market developments; and
—	Our ability to establish additional collaborative relationships.

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

Operating Activities.   For the year ended December 31, 2011, net cash used in continuing operations was approximately $1.6 million compared to approximately $1.6 million for the year ended December 31, 2010.

There were no discontinued operations for the year ended December 31, 2011.

Investing Activities. For the year ended December 31, 2011 net cash used by investing activities from continuing operations was $3,000, and net cash provided by discontinued operations was $204,000 for the settlement related to the sale of AdnaGen.

Financing Activities.   Cash provided by financing activities from continuing operations was $8,000 for the year ended December 31, 2011 as compared to approximately $0.9 million used in financing activities from continuing operations for the year ended December 31, 2010.

Our outstanding material contractual obligations under lease and debt agreements as of December 31, 2011 are as follows:

	Payments Due by Period
		Two to
	Within	Three	Four to	After Five
	One Year	Years	Five Years	Years	Total
Loans and notes payable	$100,000	$—	$—	$—	$100,000
Operating leases and other	144,000	144,000	—	—	288,000
	$244,000	$144,000	$—	$—	$388,000

At March 25, 2012, we have only one convertible note payable outstanding in the amount of $100,000, with accrued interest of approximately $68,000, which is in default and is due on demand.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning on January 1, 2010, except for additional disclosures related to Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact our consolidated financial statements or results of operations.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2011, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2011:

—	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX ”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

—	Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

—	There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by a consultant. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Alexander L. Weis, Ph.D.	62	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Alexander Ruckdaeschel	39	Director, Audit Committee Member, Compensation Committee Member
William J. Brock	62	Director, Audit Committee Chairman, Compensation Committee Chairman
Michael Moloney	53	Chief Operating Officer

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

William J. Brock. Mr. Brock has served on our board since December 2007, the board of OncoVista-Sub since September 2007, and as Chairman of our Audit Committee and Compensation Committee since March 28, 2008.  Currently, Mr. Brock is the CEO of Iron Rock LLC, a financial services firm that he founded that focuses on alternative investment products and their distribution, investment banking advisory and consulting services and asset management.  From August 2007 to December 2009, Mr. Brock served as the President of iPro One, a financial services firm. From July 2004 to August 2007, Mr. Brock was a vice president for private client services at Bear Stearns. From November 2002 to July 2004, Mr. Brock was a director of Houlihan, Lokey, Howard, and Zukin, an investment banking firm. From 2001 to 2002, Mr. Brock was Managing Director of Liberty Hampshire Corporation, New York, a diversified financial institution. Mr. Brock holds a Bachelor of Arts degree cum laude from Harvard College, and an M.B.A. from the Harvard University Graduate School of Business Administration.

Michael F. Moloney. Mr. Moloney has served as our Chief Operating Officer since January 2011. From November 2009 through December 2010, Mr. Moloney served as Director of Operations and Director of Information Systems for United Biologics.  Mr. Moloney previously served as our Director of Program Management from January 2008 through August 2009. From January 2007 through December 2007, Mr. Moloney was an independent consultant to the biopharmaceutical industry. From November 2001 through December 2006, Mr. Moloney served as Vice President, Information Systems and Technologies and a member of the Executive Management team for BioNumerik Pharmaceuticals, Inc. From June 2000 through November 2001, Mr. Moloney served as Director of Systems and Operations Technologies for BioNumerik Pharmaceuticals, Inc. From 1992 through June 2000, Mr. Moloney served as Director of Information Systems for the Cancer and Leukemia Group B (CALGB), a National Cancer Institute funded multi-center cooperative group engaged in cancer research. While at the CALGB, Mr. Moloney served as a member of the CALGB Statistical Center management team and the CALGB Operations Committee. Mr. Moloney held appointments on numerous CALGB scientific committees and served as Vice Chairman for the National Cancer Institute’s Intergroup Specimen Banking Committee. Prior to joining the CALGB, Mr. Moloney held various technical positions at Clinical Research International, Family Health International, and the North Carolina Hospital Association. Mr. Moloney received a B.S. in information systems from Alderson Broaddus College and an M.B.A. from The University of Texas at San Antonio.

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

Meetings and Committees of the Board of Directors

During the year ended December 31, 2011, our Board of Directors held three meetings and took five actions by written consent.

Committees of the Board of Directors

On March 28, 2008, we established an Audit Committee and a Compensation Committee. Messrs. Brock and Ruckdaeschel serve on both committees with Mr. Brock serving as Chairman of both committees, as well as being deemed the “audit committee financial expert.”

The committees are responsible, respectively, for the matters described below.

Audit Committee

The Audit Committee is responsible for the following:

—	reviewing the results of the audit engagement with the independent auditors;

—	identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action;
—	reviewing the adequacy, scope, and results of the internal accounting controls and procedures;
—	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent auditors;
—	reviewing the auditors’ fees; and
—	recommending the engagement of auditors to the full Board of Directors.

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

The Compensation Committee will establish on an annual basis, subject to the approval of our Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee intends to take into account several factors, including the following:

—	competitive compensation data;
—	the extent to which an individual may participate in the stock plans which may be maintained by us; and
—	qualitative factors bearing on an individual’s experience, responsibilities, management, and leadership abilities, and job performance.

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

To the best of our knowledge, the following delinquencies occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Michael Moloney, Chief Operating Officer	–	1	Form 3

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2011 and 2010 by our current Chief Executive Officer and our only other officer. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)		Total ($)
Alexander L. Weis, Ph.D. Chief Executive Officer,
President, Chief Financial Officer and Secretary	2011	310,000		—		—	—	—	12,000		322,000
	2010	51,667	(3)	375,667	875,000	—	—	—	2,000	(5)	1,304,334
Michael F. Moloney Chief Operating Officer	2011	180,000	(4)	—	—	86,741	—	—	3,600	(5)	270,341
	2010	—		—	—	—	—	—	—	(5)	—

(1)	The information is provided for each fiscal year which begins on January 1 and ends on December 31.
(2)	The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2011 and 2010 are set forth in Note 11 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.
(3)	Dr. Weis is entitled to a salary of $310,000 per annum. The amount referenced reflects the amount earned by Dr. Weis from November 1, 2010, through the end of the fiscal year 2010
(4)	Mr. Moloney rejoined us as Chief Operating Officer on January 3, 2011 and is entitled to a salary of $180,000 per annum.
(5)	See “All Other Compensation” table below.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Other ($)	Total ($)
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Chief	2011	12,000	—	—	12,000
Financial Officer, and Secretary	2010	2,000	—	—	2,000

Michael F. Moloney	2011	3,600	—	—	3,600
Chief Operating Officer	2010	—	—	—	—

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alexander L. Weis, Ph.D. Director, CEO, President, CFO and Secretary	—		—		—		—	—	—	—	—

Michael F. Moloney
Chief Operating Officer	206,250	(1)	243,750	(1)	—	$0.31	1/3/2021	—	—	—	—

(1)	These options were granted January 3, 2011 and have a two year vesting schedule

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

To assist us in conserving our cash, from January 1, 2009, we paid one-half, but accrued the other half of the salaries of the former employees of our U.S. operating company, OncoVista-Sub, through May 15, 2009, which are included in accrued liabilities on our consolidated balance sheet at December 31, 2011.

Stock Option Plans

We have adopted the following stock option plans:

2007 Stock Option Plan

In June 2007, OncoVista-Sub’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The Plan authorizes the grant of incentive stock options, non-qualified stock options, and stock purchase rights (“Right ”) with respect to up to an aggregate of 3,000,000 shares of our common stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our Board of Directors and all options granted under the 2007 Plan were assumed by us. As of March 26, 2012, 869,000 non-qualified options under the 2007 Plan were issued.

Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options or Rights) terminates in May 2017, after which no further awards may be granted under the 2007 Plan. The 2007 Plan will be administered by the full Board of Directors or, at the board’s discretion, by a committee of the board consisting of at least two persons who are “disinterested person ” defined under Rule 16b-2(c)(ii) under the Exchange Act (the “Committee”).

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

The Directors Plan relates to a maximum of 500,000 shares of our common stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Exchange Act and as defined by any exchange or market on which the common stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Exchange Act. As of March 29, 2012, 37,500 options were issued under the Directors Plan. The Directors Plan is to be administered by the board of directors or the Compensation Committee of the board of directors, which is authorized to adopt, interpret, and amend regulations under the Directors Plan.

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

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”). As a result of the Merger, our Board of Directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us. The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our common stock to our employees, directors and consultants or to our affiliates. As of March 26, 2012 480,000 non-qualified options were issued under the 2004 Plan.

As the 2004 Plan was never approved by the shareholders, we have only granted non-qualified options under the 2004 Plan.  As such, the 2004 Plan permits us to grant only options which do not qualify as incentive stock options (“Non-Qualified Options”). Unless earlier terminated by the shareholders, the 2004 Plan will terminate in October 2014.

Financial Statement Treatment of Options. We expense the fair equity-based awards, such as stock options and warrants, granted in accordance with accounting principles generally accepted in the United States of America, in an amount equal to the fair value of the vested portion of the options as Rights using the Black-Scholes option pricing method on each grant date. Modifications such as lowering the exercise prices or extending the expiration dates could also result in material additions to our non-cash expenses.

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

Director Compensation

Effective December 6, 2010, independent members of our Board of Directors are entitled to $3,500 quarterly as remuneration for service as a member of the board plus reimbursement for travel expenses. The following table sets forth director compensation for the year ended December 31, 2011.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alexander L. Weis, Ph.D. (1)	—	—	—	—	—	—	—
Alexander Ruckdaeschel	14,000	—	—	—	—	—	14,000
William Brock	14,000	—	—	—	—	—	14,000

(1)	Please refer to the summary compensation table for executive compensation with respect to the named individual.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 21,370,725 issued shares of common stock.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership		Percent Ownership 2
Alexander L. Weis, Ph.D., Director, Chief Executive Officer, President, Chief Financial Officer and Secretary	5,356,200	(3)	25.0%
Alexander Ruckdaeschel, Director	140,000	(4)	*
William J. Brock, Director	120,000	(5)	*
Michael Moloney, Chief Operating Officer	427,050	(6)	2.0%
All executive officers and directors as a group (four persons)	6,043,250		27.6%
Wexford Spectrum Trading Ltd. 411 West Putnam Avenue Greenwich, CT 06830	2,592,855	(7)	11.7%
CAMOFI Master LDC/CAMHZN Master LDC c/o Centrecourt Asset Management LLC 350 Madison Avenue, 8th Floor New York, New York 10017	2,272,759	(8)	10.4%

* Less than 1.0%.

(1)	C/o our address, 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245.
(2)	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Includes 4,856,200 shares of common stock and 500,000 shares of common stock held in the name of Lipitek International, Inc.
(4)	Consists of 50,000 options to purchase shares of common stock at $0.10 per share until January 13, 2015; 40,000 options to purchase shares of common stock at $1.75 per share until September 8, 2017; and 50,000 options to purchase shares of common stock at $0.31 per share until December 3, 2020.
(5)	Consists of 45,000 options to purchase shares of common stock at $1.75 per share until August 28, 2017, and 75,000 options to purchase shares of common stock at $0.31 per share until December 3, 2020.
(6)	Includes 145,800 shares of common stock and 281,250 options to purchase shares of common stock at $0.31 per share until December 31, 2020.
(7)	Includes 1,714,284 shares of common stock; 428,571 warrants to purchase common stock at $2.50 per share until August 15, 2012; and 450,000 warrants to purchase shares of common stock at $0.10 per share until December 31, 2014.
(8)	Includes 1,463,741 shares of common stock; 257,143 warrants to purchase shares of common stock at $0.001 per share until July 1, 2012; 198,857 warrants to purchase shares of common stock at $2.50 per share until August 15, 2012 held by CAMOFI Master LDC; and 266,161 shares of common stock; and 86,857 warrants to purchase shares of common stock at $2.50 per share until August 15, 2012 held by CAMHZN Master LDC. Centrecourt Asset Management LLC is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	2,857,500	(1)	$1.70	1,956,700	(2)

(1)	Represents 480,000 shares granted from the 2004 Plan, 869,000 shares granted from the 2007 Plan, 37,500 shares granted from the Director Plan and 1,476,000 warrants issued to nonemployees.
(2)	Represents 170,000 shares available for issuance under the 2004 Plan, 1,319,200 shares available for issuance under the 2007 Plan and 467,500 shares available for issuance under the Director Plan.

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

On November 17, 2005, we entered into a Purchase Agreement with Lipitek International and Alexander L. Weis, Ph.D. pursuant to which Lipitek has granted us an option to purchase all membership interests in Lipitek Research LLC for a purchase price of $5,000,000, payable in installments. As of March 15, 2010, we have paid Lipitek International a total of $550,000 toward this agreement and we have accrued $450,000. On or before July 28, 2012, we are required to pay the balance of the purchase price. Prior to the full payment of the purchase price, we have the option, upon 30 day’s written notice, to abandon the purchase of Lipitek Research LLC upon forfeiture of all amounts already paid. In addition, Lipitek International and Dr. Weis agreed to use reasonable efforts to ensure that we have the right of first negotiation with respect to any Lipitek International intellectual property related to anti-cancer, anti-fungal, anti-parasitic and anti-malarial activities (except that derived from South American plants and vegetation) and to intellectual property arising out of any current research or research contract of Lipitek Research LLC.  Dr. Weis who is Chairman of our board and our Chief Executive Officer, President, Chief Financial Officer, and Secretary, has agreed not to vote as a director in connection with any matter relating to Lipitek.

Pursuant to a three-year Lease Agreement with Lipitek International which expires December 2013, we lease laboratory space for approximately $12,000 per month.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath P.C. (“GHP”)

GHP is our independent auditor and examined our financial statements for the years ended December 31, 2011 and,2010.  GHP performed the services listed below and was paid the fees listed below for the years ended December 31, 2011 and 2010.

Audit Fees

GHP was paid aggregate audit fees of approximately $48,000 and $46,500 for the years ended December 31, 2011 and December 31, 2010, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2011 and 2010.

Audit Related Fees

GHP was paid no additional fees for the years ended December 31, 2011 and December 31, 2010, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

GHP was paid fees of approximately $20,695 and $2,720 for the years ended December 31, 2011 and December 31, 2010, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

GHP was not paid any other fees for professional services during the years ended December 31, 2011 and December 31, 2010.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

Report of Independent Registered Public Accounting Firm (page F-3)

Consolidated Balance Sheets (page F-4)

Consolidated Statements of Operations (page F-5)

Consolidated Statements of Changes in Equity (page F-6)

Consolidated Statements of Cash Flows (F-7)

Notes to Financial Statements (pages F-8 through F-22)

(b) Exhibits:

Exhibit No.	Description

3.1	Certified Copy of the Articles of Incorporation of the Registrant. (1)

3.2	Bylaws. (2)

3.3	Certificate of Change of the Registrant. (3)

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant. (9)

10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D. (2)

10.2	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005. (7)

10.3	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc., dated as of December 2, 2005. (8)

10.4	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc.., dated December 2, 2005. (5)

10.5	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc. (5)

10.6	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmaceuticals, Inc. dated December 2005. (5)

10.7	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc. (5).

10.8	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (5)

10.9	Securities Purchase Agreement, between the Registrant, Törbjorn B. Lundqvist and OncoVista, Inc dated as of August 16, 2007. (4)

10.10	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007. (5)

10.11	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007. (5)

10.12	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed in August 15, 2007. (5)

10.13	Form of Lock-Up Agreement. (5)

10.14	Form of Subscription Agreement. (5)

10.15	2004 Stock Option Plan. (5)

10.16	2007 Stock Option Plan. (5)

10.17	2007 Stock Option Plan for Independent and Non-Employee Directors. (5)

10.18	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc. dated October 4, 2007

10.19	Stock Purchase Warrant issued to OSI Pharmaceuticals, Inc., dated November 27, 2007. (6)

10.20	Stock Purchase Warrant issued to OSI Pharmaceuticals, Inc., dated November 27, 2007. (6)

10.21	Secured Promissory Note of OncoVista Innovative Therapies, Inc. and OncoVista, Inc. dated January 15, 2009. (8)

10.22	Registration Rights Agreement dated January 15, 2009 (8)

10.23	Form of Warrant dated January 15, 2009 (8)

10.24	Agreement with Gilford Securities Incorporated, dated April 1, 2010 (10)

10.25	Letter of Engagement with Motion Communications, Inc., effective May 1, 2010 (10)

10.26	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010 (11)

10.27	Executive Employment Agreement with Michael Moloney, dated January 3, 2011(12)

10.41	Consulting Agreement with FACT Consulting LLC, dated January 3, 2011(12)*

10.42	Media Advertising Agreement with MJD Media LLC, dated February 8, 2011(12)

10.43	Strategic Consulting Agreement with HealthPro BioVentures LLC, dated January 7, 2011(12)

10.44	Employment Agreement with Tamas Bakos, dated November 1, 2010(12)

10.45	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 3, 2011(12)

10.46	Consulting Agreement with New Millennium PR Communications, dated January 31, 2011(12)

14	Code of Ethics, dated March 28, 2008 (1)

21.1	List of Subsidiaries(14)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	Filed as an exhibit to the Current Report on Form 8-K on November 19, 2007 with the Commission and incorporated by reference herein.

(9)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2009 with the Commission and incorporated by reference herein.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on January 9, 2008 with the Commission and incorporated by reference herein.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2008 with the Commission and incorporated by reference herein.

(12)	Filed as an exhibit to Quarterly Report of Form 10-Q on May 14, 2010 with the Commission and incorporated by reference herein.

(13)	Filed as an exhibit to Quarterly Report of Form 10-Q/A on December 23, 2010 with the Commission and incorporated by reference herein.

(14)	Filed as an exhibit to Annual Report on Form 10-KSB on April 14, 2008 with the Commission and incorporated by reference herein

(15)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2011 with the Commission and incorporated by reference herein.

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
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:  March 30, 2012

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 30, 2012.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ William J. Brock
William J. Brock
Director

/s/ Alexander Ruckdaeschel
Alexander Ruckdaeschel
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2011 and 2010	F-5

Consolidated Statements of Changes in Equity (Deficit)
for the Years Ended December 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	F-7

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2011 and 2010	F-8

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoVista Innovative Therapies, Inc and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GHP Horwath, P.C.

Denver, Colorado

March 30, 2012

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,125,229	$3,524,496
Accounts receivable	429	7,379
Prepaid and other current assets	52,739	–
Total current assets	2,178,397	3,531,875

Equipment, net	10,222	16,232
Deposits and other assets	–	2,047
Total assets	$2,188,619	$3,550,154

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable (including related party account payable of $452,000 and $250,000)	$818,522	$506,685
Accrued expenses (including related party accrued expense of $460,000 and $360,000)	1,003,580	942,102
Derivative liability	322,834	301,405
Notes payable and accrued interest	167,711	143,638
Total current liabilities	2,312,647	1,893,830

Commitments and contingencies

Equity (deficit):
Common stock, $.001 par value; 147,397,390 shares authorized, 21,370,725 and 21,149,675 shares issued and outstanding at December 31, 2011 and 2010, respectively	21,370	21,149
Additional paid-in capital	20,134,341	19,889,722
Accumulated deficit	(20,279,739)	(18,254,547)
Total equity (deficit)	(124,028)	1,656,324
Total liabilities and equity (deficit)	$2,188,619	$3,550,154

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2011	2010

Revenue	$–	$–

Operating expenses:
Research and development	1,157,448	450,910
General and administrative	1,043,727	1,947,571
Total operating expenses	2,201,175	2,398,481

Operating loss from continuing operations	(2,201,175)	(2,398,481)

Other income (expense):
Interest expense	(24,073)	(147,012)
Interest income	7,023	-
Loss on derivative liability	(21,429)	(254,701)
Extinguishment of royalty liability	-	520,000
Other	10,024	(9,709)
Total other income (expense)	(28,455)	108,578

Loss from continuing operations	(2,229,630)	(2,289,903)

Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(365,434)
Gain on sale of subsidiary	204,438	12,665,488
Income (loss) from discontinued operations	204,438	12,300,054

Net income (loss)	(2,025,192)	10,010,151

Net income attributable to contingently redeemable noncontrolling interest (discontinued operations)	-	73,752
Net income attributable to noncontrolling interest (discontinued operations)	-	19,497

Net income (loss) attributable to OncoVista Innovative Therapies	$(2,025,192)	$10,103,400

Net loss per share from continuing operations - basic and diluted	$(.10)	$(0.11)
Net income (loss) per share from discontinued operations - basic and diluted	$-	$0.61

Amounts attributable to OncoVista Innovative Therapies
Loss from continuing operations	$(2,025,192)	$(2,289,903)
Income (loss) from discontinued operations	-	12,393,303
Net income (loss)	$(2,025,192)	$10,103,400

Weighted average number of shares outstanding during the period - basic and diluted	21,309,790	20,483,008

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

For the Years Ended December 31, 2011 and 2010

	Total	Comprehensive Loss	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling Interest
Balance at December 31, 2011	$(11,248,505)		$21,149	$18,560,394	$(28,357,947)	$(1,430,618)	$(41,483)
Comprehensive loss:
Net income	10,010,151	$10,010,151	–	–	10,103,400	–	(93,249)
Other comprehensive loss:
Foreign currency translation gain	26,427	26,427	–	–	–	26,427	–
Other comprehensive loss	26,427	26,427
Comprehensive loss	10,036,578	$10,036,578
Disposition of AdnaGen	1,538,923					1,404,191	134,732
Issuance of warrants for consulting services	63,710		–	63,710	–	–
Employee stock-based compensation	1,229,205		–	1,229,205	–	–
Non-employee stock-based consulting services	36,413		–	36,413	–	–
Balance at December 31, 2010	1,656,324		21,149	19,889,722	(18,254,547)	-	-
Net loss	(2,025,192)		–	–	(2,025,192)	–	–
Issuance of warrants for consulting services	12,567		–	12,567	–	–
Employee stock-based compensation	120,621		–	120,621	–	–
Exercise of stock options	8,075		26	8,049	–	–
Issuance of stock for Legal settlement	9,000		45	8,955	–	–
Non-employee stock-based consulting services	6,077		–	6,077	–	–
Issuance of common stock for consulting services	88,500		150	88,350	–	–
Balance at December 31, 2011	$(124,028)		$21,370	$20,134,341	$(20,279,739)	$-	$-

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(2,025,192)	$10,010,151
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	365,434
Depreciation	6,741	9,292
Amortization of debt discount	-	25,635
Gain on sale of subsidiary	(204,438)	(12,665,488)
Loss on disposal of assets	2,129	-
Employee stock-based compensation	120,621	1,229,205
Common stock issued for consulting	88,500	-
Non-employee stock-based consulting expense	6,077	36,413
Non-employee stock-based consulting expense (warrants)	12,567	63,710
Loss (gain) on derivative liability	21,429	254,701
Gain on extinguishment of royalty liability	-	(520,000)
Legal Settlement	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	6,950	51,814
Prepaid and other assets	(50,692)	–
Accounts payable	311,837	(414,834)
Accrued expenses	61,478	3,049
Accrued interest payable	24,073	(63,713)
Net cash used in continuing operations	(1,608,920)	(1,614,631)
Net cash provided by discontinued operations	-	1,059,676
Net cash used in operating activities	(1,608,920)	(554,954)

Cash flows from investing activities
Purchase of equipment	(2,860)	–
Net cash (used in) provided by discontinued operations, including proceeds from sale of AdnaGen of $5,992,036	204,438	5,916,662
Net cash provided by (used in) investing activities	201,578	5,916,662

Cash flows from financing activities
Proceeds from exercise of stock options	8,075	–
Proceeds from loans and notes payable, related party	-	146,712
Repayments of loans and notes payable	-	(400,000)
Repayments of loans and notes payable, related party	-	(606,212)
Net cash provided by (used in) continuing operations	8,075	(859,500)
Net cash provided (used in) by discontinued operations	-	(1,108,947)
Net cash provided by (used in) financing activities	8,075	(1,968,447)

Net cash used in continuing operations	(1,399,267)	(2,474,131)
Net cash provided by discontinued operations	-	5,867,391
Net increase in cash and cash equivalents	(1,399,267)	3,393,260
Effect of exchange rates on cash	-	22,242
Cash and cash equivalents at beginning of year	3,524,496	108,994
Cash and cash equivalents at end of year	$2,125,229	$3,524,496
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$185,091

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

Through its former subsidiary, AdnaGen AG (“AdnaGen”), OVIT previously developed diagnostic kits for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the year ended December 31, 2011, no milestone payments were received, however the Company recorded a gain on the sale of subsidiary of approximately $0.2 million, for cash received for settlement related to the sale of AdnaGen.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At December 31, 2011, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

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

Significant estimates during 2011 and 2010 include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. At December 31, 2011, the balance exceeded the federally insured limit by approximately $1.7million. The Company historically has not incurred any losses related to this credit risk.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which range from three to fourteen years.

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2011 and 2010.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2011 and 2010.

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

As the Company has had losses from continuing operations for the last two years, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At December 31, 2011 and 2010, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2011	2010
Stock options outstanding under our various stock option plans	1,381,500	949,000
Warrants	4,331,712	4,306,712
Total	5,713,212	5,255,712

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective for the Company beginning on January 1, 2010, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact the Company’s consolidated financial statements or results of operations.

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

 ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

Note 3.       GOING CONCERN AND MANAGEMENT’S PLAN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss from continuing operations of approximately $2.2 million, and net cash used in continuing operations of approximately $1.6 million for the year ended December 31, 2011, an accumulated deficit of approximately $20.3 million, and a negative total equity of approximately $0.1 million at December 31, 2011. The Company is also in default on a certain loan and related accrued interest aggregating of approximately $168,000 at December 31, 2011 (See Note 6).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the stock purchase agreement with Alere Holdings, the Company believes it has sufficient capital to meet its anticipated operating cash requirements for the next nine to 12 months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, obtain additional capital, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4.      EQUIPMENT

Equipment balances at December 31, 2011 and 2010 are summarized below:

	2011	2010
Equipment	$30,132	$30,132
Computer and office equipment	9,326	6,466
Furniture and fixtures	—	5,554
	39,458	42,152
Less: accumulated depreciation	(29,236)	(25.920)
Equipment, net	$10,222	$16,232

Note 5.      ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 are summarized below:

	2011	2010
Legal and professional	$21,250	$55,000
Clinical and other studies	149,006	233,090
Compensation	272,085	239,469
Minimum royalty	560,000	410,000
Other	1,239	4,543
Total accrued expenses	$1,003,580	$942,102

In March 2010, the Company terminated its license agreements and returned the intellectual property related to technologies associated with tubulin isotype-specific anti-mitotics and a proprietary database of tubulin structures.  As a result, the Company is no longer obligated to pay $520,000 in liabilities for minimum royalties associated with these licenses as the licensor released the liability.  Accordingly, in March 2010, the Company reversed the accrued liability which had been included in current liabilities on the Company’s consolidated balance sheets and recorded a gain on extinguishment of royalty liability on its statement of operations.

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

The Company had the following outstanding loans and notes payable at December 31, 2011 and 2010:

	2011	2010
Unsecured convertible notes payable to a third party with interest at 8% and due on demand, matured in December 2005 (1)	$100,000	$100,000
Total notes payable	100,000	100,000
Less: current portion	(100,000)	(100,000)
Total long-term debt	$–	$–

(1)	The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The Company is currently in default.

Note 7.     DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number of shares issued upon settlement (See Note 11).

In January 2010, the Company amended certain terms of the 2009 Bridge Note financing agreement, which did not affect the liability classification of the associated warrants.  In consideration for the modifications, the Company extended the expiration date for the warrants to July 15, 2014, and the exercise price of the warrants was reduced to $0.10 per share.  The modification of the terms of the warrants resulted in an additional expense of $67,172 at the amendment date.  In July 2010, certain terms for the warrants were further modified to increase by 50% the number of shares issuable upon exercise of the warrants, and extend the expiration date for the warrants to December 31, 2014.  The modification of the terms of the warrants resulted in an additional expense of $129,603 at the amendment date.  The estimated fair value of the derivative liability was $322,834 and $301,405 at December 31, 2011 and 2010, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

Expected term	3-4 years
Volatility	86.5-100.5%
Risk-free interest rate	0.36%-0.43%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of December 31, 2011 and 2010 are as follows:

	Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability at December 31, 2011	$322,834	$–	$322,834	$–
Derivative liability at December 31, 2010	$301,405	$–	$301,405	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of December 31, 2011 and 2010, respectively. The fair values of accounts receivable, accounts payable and notes payable approximate the carrying amounts due to the short-term nature of these instruments.

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

Note 9.     LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for office and laboratory space (see Note 10) which expires December 2013. As of December 31, 2011, our minimum lease payment requirements are as follows:

2012	$144,000
2013	144,000

Thereafter	–
Total	$288,000

Total rent expense amounted to approximately $160,500 and $98,000 for the years ended December 31, 2011 and 2010, respectively.

Employment Contracts

The Company has employment contracts with certain executive officers. The contracts have commitment periods of between one and two years, and are subject to automatic renewal for one year terms. Compensation provided under the contracts range from $183,600 to $322,000, as well as bonuses of up to 30% to 40% of base salary.  Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2011 and 2010.  In the event of termination without cause, the contract provides for a severance of salary and benefits continuation for periods of between three months and one year.

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

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of the Company’s common stock. On October 5, 2011, the Company sent a notice of motion to the United States District Court for the Southern District of New York seeking to dismiss the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. filed an opposition to the Company’s request for dismissal. The court has not yet ruled on the motion to dismiss. The case has been referred to the Magistrate Judge for settlement with a trial set for a date after July 30, 2012.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. Based on a review of the current operative complaint, the Company believes that the plaintiff’s allegations are without merit, and intends to rigorously defend against the claim. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2011, the Company has paid $550,000 toward this agreement and has accrued $450,000, representing one quarterly payment for 2009 and all of the 2010 and 2011 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2011 and 2010. The Company paid $0 and $250,000 toward the agreement which is included as a component of research and development expenses for the year ended December 31, 2011 and 2010, respectively.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2011 and 2010, the Company did not recognize any revenue from its share of Lipitek revenues.

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

AdnaGen (a discontinued operation)

Dr. Weis is also a beneficial owner of Biomarkers LLC (“Biomarkers”).  In September 2008, AdnaGen entered into an exclusive distribution and license agreement with Biomarkers. Pursuant to the terms of the license agreement, AdnaGen granted Biomarkers the right to distribute diagnostic kits in North America. In January 2009, AdnaGen also entered into an exclusive distribution and license agreement with Biomarkers granting Biomarkers the exclusive right to commercialize the AdnaGen diagnostic kits in South America and the Middle East. Pursuant to the terms of these license agreements, AdnaGen also granted Biomarkers the right to appoint sub-licensees at Biomarkers sole discretion. These agreements continued through December 2010. In 2010, the Company recorded revenue of approximately $15,000 (€11,000) from the sale of diagnostic kits to Biomarkers. The agreements were extended until December 2013.

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

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2011, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	4,331,712
Stock options available for grant	2,159,250

7,872,462

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vested, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011. As of December 31, 2011, there was no unrecognized compensation cost related to unvested restricted stock.  For the year ended December 31, 2010, compensation expense of approximately $1.2 million was recognized for restricted stock grants. In April 2011, the Company granted 150,000 shares of restricted common stock to consultants, which were fully vested upon issuance. The Company recorded $88,500 in consulting expense for the restricted stock grant.

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

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2011 and 2010 included the following: monthly for twenty-four months, monthly for thirty-six months, and monthly for forty-eight months. The Company granted 658,600 and 299,000 options for services having fair values of $136,355 and $68,762 in 2011 and 2010, respectively.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2011 and 2010, with respect to awards under the all option plans is as follows:

	2011	2010
Research and development	$52,533	$62,538
General and administrative	68,088	–
Total employee stock-based compensation	$120,621	$62,538

As of December 31, 2011, the unrecognized stock based compensation, of approximately $148,000, will be recognized over a weighted average period of less than two years.

The Company recognized $6,077 and $36,413 as consulting expense and such amounts are included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

The Company follows fair value accounting and the related provisions of ASC 718 for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Risk-free interest rate	1.03-2.02%	0.73%
Expected dividend yield	0%	0%
Expected volatility	100.5%	95.1%
Expected life of option	3 - 10 years	10 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	949,000	$1.20
Granted	658,600	$0.31
Exercised	(26,050)	0.31
Forfeited	(200,050)	0.39
Outstanding at December 31, 2011	1,381,500	$0.91	6.84 years	$68,000
Options Exercisable at December 31, 2011	977,250	$1.14	5.96 years	$58,250

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2010:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	336,000	$0.40	140,000	$1.92
Granted	658,600	0.21	299,000	0.23
Vested	(390,300)	0.31	(103,000)	1.99
Cancelled or forfeited	(200,050)	0.32	–	–
Outstanding at December 31	404,250	$0.21	336,000	$0.40

The total intrinsic value of stock option exercises during the years ended December 31, 2011 and 2010 was approximately $7,555 and $0, respectively.

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

In May 2010, the Company agreed to issue to a consulting firm warrants to acquire 250,000 shares of its common stock, with up to 150,000 vesting in equal monthly installments over six months at an exercise price of $0.38 for shares vesting in the first three months, and an exercise price equal to the last ten day average closing price at the end of the third month for the shares vesting the last three months.  Of the remaining warrants to acquire 100,000 shares of common stock, 50,000 vested immediately at an exercise price of $0.38, and 50,000 were issued and vested on the first day of the fourth month at an exercise price equal to the ten day average closing price through the last trading day of the third month.  The Company valued these warrants based on the Black-Scholes option pricing model and recorded approximately $70,800 as expense for the warrants.

In January 2009, in connection with the 2009 Bridge Note, the Company issued to holders of the notes detachable warrants to acquire 750,000 shares of common stock.  In July 2010, the Company amended the terms for the warrants, increasing the number of warrants to acquire shares by 375,000 for a total of 1,125,000 shares upon the exercise of the warrants.

The Black-Scholes assumptions used for warrants for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Risk-free interest rate	0.98%	0.25%
Expected dividend yield	0%	0%
Expected volatility	100.5%	100.4%
Expected life	5 years	5 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,306,712	$1.73
Granted	25,000	$0.35
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2011	4,331,712	$1.72	1.42 years	$370,993
Exercisable at December 31, 2011	4,331,712	$1.72	1.42 years	$370,993

As of December 31, 2011, there was no unrecognized compensation cost related to warrants.

Note 12.    INCOME TAXES

The Company has not incurred any U.S. Federal or state tax expense since its inception. Significant deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards, United States	$4,894,000	$1,245,000
Installment sale	305,000	607,000
Share-based compensation and consulting	2,152,000	2,081,000
Other	40,000	23,000
Total deferred tax assets	7,391,000	3,956,000
Less: valuation allowance	(7,391,000)	(3,956,000)
Net deferred tax assets	$–	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011 and 2010.

At December 31, 2011, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $14.4 million available to offset future taxable income which will expire at various dates through 2031.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.  AdnaGen AG tax attributes from its separately filed tax return in Germany is subject to the rules and regulations of that country.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2011	2010
Expected tax expense (benefit)	(34.0)%	34.0%

Permanent differences:	(135.4)%
Adjustment for 2010 sale of subsidiary	—%	1.2%
Change in valuation allowance	169.4%	(35.2)%
Consolidated effective tax rate	–%	–%

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

A summary of the Company’s operations for the year end December 31, 2010 is provided below:

	2010
	OncoVista	AdnaGen (1)	Total
Revenue	$–	$976,231	$976,231
Operating expenses	2,398,481	1,177,793	3,576,274
Loss from operations	(2,398,481)	(201,562)	(2,600,043)
Other income (expense), net	108,578	(163,872)	(55,294)
Gain on sale of subsidiary	–	12,665,488	12,665,488
Net loss	$(2,289,903)	$12,300,054	$10,010,151

Total assets	$3,550,154	$–	$3,550,154

(1)	Presented as discontinued operations for the year ended December 31, 2010.

Note 14.    DISCONTINUED OPERATIONS

During 2010, the Company sold all of its shares in AdnaGen to provide liquidity for the Company and enable management to focus on the development of targeted anticancer therapies by utilizing tumor-associated biomarkers. The operating results from discontinued operations for the ten months ended October 31, 2010 were as follows:

Revenues	$976,231
Loss from operations	(201,562)

Note 15.    SUBSEQUENT EVENTS

On January 12, 2012 we entered into a consulting agreement with J. Kay Noel & Associates for services related to the development and implementation of regulatory strategies for OVI-117 and OVI-123 and to act as its U.S. Agent for interactions with the United States Food and Drug Administration (“FDA”).

