Form 10-Q
period 2012-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2012-05-15
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,370,725 shares of common stock with a par value of $.001 outstanding as of May 11, 2012

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,664,797	$2,125,229
Accounts receivable	429	429
Prepaid and other current assets	78,978	52,739

Total current assets	$1,744,204	2,178,397

Equipment, net	8,477	10,222

Total assets	$1,752,681	$2,188,619

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable (including related party account payable of $500,000 and $452,000, respectively)	$829,791	$818,522
Accrued expenses (including related party accrued expenses of $485,000 and $460,000, respectively)	1,023,831	1,003,580
Derivative liability	492,647	322,834
Notes payable	171,070	167,711

Total current liabilities	$2,517,339	$2,312,647

Commitments and contingencies

Equity (Deficit):
Common stock, $.001 par value; 147,397,390 shares authorized, 21,370,725 and 21,370,725 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	21,370	21,370
Additional paid-in capital	20,153,139	20,134,341
Accumulated deficit	(20,939,167)	(20,279,739)

Total deficit	(764,658)	(124,028)

Total liabilities and deficit	$1,752,681	$2,188,619

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$–	$–

Operating expenses:
Research and development	298,825	162,050
General and administrative	188,776	296,344

Total operating expenses	(487,601)	(458,394)

Other income (expense):
Interest expense	(3,369)	(3,075)
Interest income	1,355	–
Loss on derivative liability	(169,813)	(278,145)
Other	–	108

Total other expense	(171,827)	(281,112)

Net loss	$(659,428)	$(739,506)

Net loss per share – basic and diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	21,370,725	20,151,675

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(659,428)	$(739,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,745	2,046
Employee stock-based compensation	18,797	37,283
Non-employee stock-based consulting expense	-	3,038
Non-employee stock-based consulting expense (warrants)	–	10,755
Loss on derivative liability	169,813	278,145
Loss on disposal of assets	–	2,129
Loss on legal settlement	–	9,000
Changes in operating assets and liabilities:
Accounts receivable	–	6,949
Prepaid and other current assets	(26,239)	(26,224)
Accounts payable	11,269	109,457
Accrued expenses	20,251	(52,300)
Accrued interest payable	3,360	3,075
Net cash used in operating activities	(460,432)	(356,153)

Net cash provided by (used in) investing activities	–	–

Net cash provided by (used in) financing activities	–	–

Net decrease in cash and cash equivalents	(460,432)	(356,153)

Cash and cash equivalents at beginning of period	2,125,229	3,524,496

Cash and cash equivalents at end of period	$1,664,797	$3,168,343

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–

See accompanying notes to the condensed consolidated financial statements

Note 1.          BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

OncoVista Innovative Therapies, Inc. (“OVIT”) is a biopharmaceutical company developing targeted anticancer therapies by utilizing tumor-associated biomarkers.  OVIT’s product pipeline is comprised of advanced (Phase I/II) and early (Phase I) clinical-stage compounds, late preclinical drug candidates and early preclinical leads. OVIT is not committed to any single treatment modality or class of compound, but believes that successful treatment of cancer requires a tailored approach based upon individual patient disease characteristics.

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

At March 31, 2012, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

Note 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT and OncoVista (collectively, the “Company”). All intercompany balances have been eliminated in consolidation.

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

As the Company has had losses from continuing operations for the three month periods ended March 31, 2012 and 2011, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At March 31, 2012 and 2011, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2012	2011

Stock options outstanding under various stock option plans	1,381,500	1,590,100
Warrants	4,331,712	4,331,712
Total	5,713,212	5,921,812

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

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements

Note 3.          MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $659,000, and net cash used in continuing operations of approximately $460,000 for the three months ended March 31, 2012, an accumulated deficit of approximately $21.0 million and total deficit of approximately $765,000 at March 31, 2012. The Company is also in default on a certain loan and related accrued interest aggregating $171,070 at March 31, 2012 (see Note 6). The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note. In November 2010, the Company received approximately $6.0 million as its share of the up-front payment from the sale of its shares of AdnaGen. As a result of the stock purchase agreement with Alere Holdings, management believes that the Company has sufficient capital to meet its anticipated operating cash requirements for the next eight to nine months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, obtain additional capital, principally by obtaining additional debt and/or equity financing, and generate additional revenues from collaborative agreements or sale of pharmaceutical products. There can be no assurance that these plans will be sufficient or that additional financial will be available in amounts or terms acceptable to the Company, if at all.

Note 4.          EQUIPMENT

Equipment balances at March 31, 2012 and December 31, 2011 are summarized below:

	2012	2011

Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(30,981)	(29,236)
Equipment, net	$8,477	$10,222

Note 5.          ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and December 31, 2011 are summarized below:

	2012	2011

Legal and professional	$-	$21,250
Clinical and other studies	149,006	149,006
Compensation	272,083	272,085
Minimum royalty	597,500	560,000
Other	5,242	1,239
Total accrued expenses	$1,023,831	$1,003,580

Note 6.          DEBT

The Company has one outstanding unsecured note in the amount of $100,000 and $71,070 in accrued interest ($67,711 at December 31, 2011) at 8%, payable to a third party and due on demand. The debt holder, at its option, may convert the principal and any accrued interest into shares of common stock at a price of $2.50 per share. The note payable matured in December 2005, and the Company is currently in default. The Company is currently in discussions with the debt holder to negotiate repayment of the outstanding unsecured note.

Note 7.          DERIVATIVE LIABILITY

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was $492,647 and $322,834 at March 31, 2012 and December 31, 2011, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	2-3 years
Volatility	95%
Risk-free interest rate	0.51%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of March 31, 2012, are as follows:

	Value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$492,647	$–	$492,647	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of March 31, 2012 and December 31, 2011, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the their interest rates and / or short term nature of these instruments.

Note 8.          LEASES, COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 17, 2007, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled Bridge Ventures, Inc. v. OncoVista, Inc. and Centrecourt Asset Management. The action seeks damages for the alleged breach of a consulting agreement and seeks an order directing the issuance of warrants to purchase the Company’s common stock. The Company filed a motion to dismiss the action, and on April 3, 2008, the motion was denied. The Company answered the complaint and asserted a counterclaim seeking compensation for the expenses that it incurred during the time that it worked with Bridge Ventures, Inc. The parties signed a settlement agreement, under which the Company paid $1,000 and is required to issue 45,000 shares of its common stock. In March 2011, the Company issued the shares required by the settlement agreement and recorded settlement expense of $9,000 related to the issuance of these shares.

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc. The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of the Company’s common stock. On October 5, 2011, the Company sent a notice of motion to the United States District Court for the Southern District of New York seeking to dismiss the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. filed an opposition to the Company’s request for dismissal. The court has not yet ruled on the motion to dismiss. The case has been referred to the Magistrate Judge for settlement with a trial set for a date after July 30, 2012.

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

On February 16, 2012, an action was filed by the Company in the 225 Judicial District Court of the State of Texas, Bexar County, entitled OncoVista Innovative Therapies, Inc. against J. Michael Edwards. The action seeks damages relating to the executive employment agreement of the Company’s former Chief Financial Officer, J. Michael Edwards. Specifically the Company is seeking to have the Stock Option Agreement granted to Mr. Edwards on January 6, 2009 be declared void ab initio. The Company is also seeking damages and attorney fees. On March 30, 2012, the Company received a copy of a counterclaim that may be filed in the same court and is seeking approximately $197,000 in alleged compensation due.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through March 31, 2012, the Company had paid a total of $550,000 toward this agreement and has accrued $500,000 and $450,000, which is included in accounts payable in the consolidated balance sheets as of March 31, 2012, and December 31, 2011, respectively. During the three month periods ended March 31, 2012 and 2011, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the three month periods ended March 31, 2012 and 2011, the Company did not recognize any revenue from its share of Lipitek revenues.

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

Note 10.         CHANGES IN DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2012, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	4,331,712
Stock options available for grant	2,159,250

7,872,462

Restricted Stock

In October 2007, OncoVista granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vested, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011. As of March 31, 2012, there was no unrecognized compensation cost related to unvested restricted stock. In April 2011, the Company granted 150,000 shares of restricted common stock to consultants, which were fully vested upon issuance. The Company recorded $88,500 in consulting expense for the restricted stock grant.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the three months ended March 31, 2012. The Company granted stock options to employees, consultants and directors to acquire 658,600 shares of common stock for future services having a fair value of $135,354 during the three months ended March 31, 2011. Vesting periods for the Company’s stock option awards during 2011 included the following: monthly over one year, monthly over two years, monthly over four years, and annually over four years.

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2012 and 2011, with respect to awards under the Company’s stock plans are as follows:

	2012	2011
Research and development	$12,806	$14,115

General and administrative	$5,991	23,168
Total employee stock-based compensation	$18,797	$37,283

In addition to options granted to employees, the Company historically granted options to consultants and for the three months ended March 31, 2012 and 2011, recognized $0 and $3,038, respectively, as consulting expense. Such amounts are included in general and administrative expense in the consolidated statements of operations for each of the three months ended March 31, 2012 and 2011.

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at March 31, 2012	1,381,500	$0.91	6.59 years	$473,551
Options Exercisable at March 31, 2012	1,066,750	$1.07	5.97 years	$149,550

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2012:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2012	404,250	$0.21
Granted	-	-
Vested	(89,500)	0.21
Cancelled or forfeited	-	-
Outstanding at March 31, 2012	314,750	$0.21

Warrants

Because there were no warrants exercised, granted or vested during the three months ended March 31, 2012, the Company has omitted the warrant activity tables as there were not material changes from the tables presented in Note 11 to the consolidated financial statements included with the Company’s 2011 Annual Report on From 10-K.

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

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, we have eliminated substantially all of our outstanding debt. We have only one convertible note payable outstanding in the amount of $100,000, plus interest of $71,070, which is in default and is due on demand. We are using the balance of the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio. Additionally, we are evaluating several opportunities to license or acquire other compounds or diagnostic technologies that we believe will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

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

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) is currently being prepared. We have engaged a contract manufacturer and we are currently in the process of doing method transfer to ensure clinical batch availability by May 2012. The clinical protocol has been written and a principal investigator engaged. OncoVista believes that OVI-117 should be ready to enter Phase I clinical trials in 2012

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Research and development. Research and development expenses increased by approximately $137,000, or 85%, to approximately $299,000 for the three months ended March 31, 2012, as compared to $162,000 for the three months ended March 31, 2011. The increase in 2012 is primarily due to the continued development of our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), as well as finalizing our preclinical studies, developing our clinical protocol, manufacturing the drug product and the preparation and submission of an IND to the FDA for OVI-117 to enter into Phase I trials.

General and administrative. General and administrative expenses decreased by approximately $107,000, or 36%, to approximately $189,000 for the three months ended March 31, 2012, as compared to approximately $296,000 for the three months ended March 31, 2011. The decrease was due primarily to a decrease in stock-based compensation from prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other expense decreased $109,000, or 39% to expense of approximately $172,000 for the three months ended March 31, 2012 compared to expense of approximately $281,000 for the three months ended March 31, 2011. The decrease is due primarily to a decrease of approximately $108,000, or 39%, in the loss on derivative liability of $170,000 in 2012, compared to a loss of $278,000 in 2011, related to the bridge round of debt financing.

Going Concern and Recent Events

Our consolidated financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $659,000, and net cash used in continuing operations of approximately $460,000 for the three months ended March 31, 2012, an accumulated deficit of approximately $21.0 million and total defecit of approximately $765,000 at March 31, 2012. The Company is also in default on certain loans and related accrued interest aggregating $171,100 at March 31, 2012. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2011 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of its shares of AdnaGen as described above. As a result of the stock purchase agreement with Alere Holdings, we now have sufficient capital to meet our anticipated operating cash requirements for the next eight to nine months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of approximately $1.7 million compared to $2.1 million at December 31, 2011. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next eight to nine months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the three months ended March 31, 2012, net cash used in operations increased $104,000, or 29% to approximately $460,000 compared to approximately $356,000 for the three months ended March 31, 2011. The increase was primarily due to the loss on derivative liability related to the bridge round of debt financing for approximately $170,000 for the three months ended March 31, 2012, compared to a loss of approximately $278,000 in the prior period.

Investing and Financing Activities. There was no cash provided by investing or financing activities for the three months ended March 31, 2012 or 2011.

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2011. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2012:

•	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•	Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CFO, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•	There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer who also serves as our Chief Executive Officer. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 16, 2012, we filed an action in the 225 Judicial District Court of the State of Texas, Bexar County, entitled OncoVista Innovative Therapies, Inc. against J. Michael Edwards. The action seeks damages relating to the executive employment agreement of our former Chief Financial Officer, J. Michael Edwards. Specifically we are seeking to have the Stock Option Agreement granted to Mr. Edwards on January 6, 2009 be declared void ab initio. We are also seeking damages and attorney fees. On March 30, 2012, the Company received a copy of a counterclaim that may be filed in the same court and is seeking approximately $197,000 in alleged compensation due.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On January 11, 2012, we entered into an Agreement (the “Agreement”) with KP Pharmaceutical Technology, Inc., an Indiana corporation (“KPPT”). The Agreement provides that, in exchange for KPPT providing manufacturing and analytical testing of our lead drug candidate from the L-nucleoside conjugate program, OVI-117, we shall pay KPPT a total fee of $158,000. There is no material relationship between us and KPPT, other than with respect to the Agreement.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description

10.1	Agreement with KP Pharmaceutical Technology, Inc., dated January 11, 2012
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 15, 2012

