Form 10-Q
period 2012-06-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2012-08-14
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,627,868 shares of common stock with a par value of $.001 outstanding as of August 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,165,612	$2,125,229
Accounts receivable, prepaid and other current assets	134,477	53,168
Total current assets	1,300,089	2,178,397

Equipment, net	6,732	10,222

Total assets	$1,306,821	$2,188,619

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable (including related party account payable of $550,000 and $450,000, respectively)	$825,005	$818,522
Accrued expenses (including related party accrued expenses of $485,000 and $460,000, respectively)	1,127,331	1,003,580
Derivative liability	176,151	322,834
Notes payable	174,495	167,711

Total current liabilities	2,302,982	2,312,647

Commitments and contingencies

Equity (deficit):
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 and 21,370,725 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21,627	21,370
Additional paid-in capital	20,171,936	20,134,341
Accumulated deficit	(21,189,724)	(20,279,739)

Total deficit	(996,161)	(124,028)
	-	-
Total liabilities and deficit	$1,306,821	$2,188,619

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development	341,402	179,940	640,227	341,990
General and administrative	224,091	373,001	412,867	669,345

Total operating expenses	565,493	552,941	1,053,094	1,011,335

Loss from operations	(565,493)	(552,941)	(1,053,094)	(1,011,335)

Other income (expense):
Interest income	1,033	–	2,388	–
Gain (loss) on derivative liability	316,496	(19,404)	146,683	(297,549)
Interest expense	(3,476)	(12,636)	(6,845)	(13,473)
Other	883	7,049	883	4,920

Total other income (expense), net	314,936	(24,991)	143,109	(306,102)

Net Loss	(250,557)	(577,932)	(909,985)	(1,317,437)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)
Weighted average number of shares outstanding during the period - basic and diluted	21,418,763	21,344,675	21,394,744	21,151,675

* Less than $0.01

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(909,985)	$(1,317,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,490	3,251
Employee stock-based compensation	37,595	71,373
Non-employee stock-based consulting expense	6,492	6,077
Common stock issued for consulting	–	88,500
Non-employee stock-based consulting expense (warrants)	–	15,416
(Gain) loss on derivative liability	(146,683)	297,549
Loss on disposal of assets	–	2,129
Loss on legal settlement	–	9,000
Changes in operating assets and liabilities:
Accounts receivables, prepaid and other current assets	(87,801)	(18,949)
Accounts payable	6,483	86,639
Accrued expenses	123,751	(34,136)
Accrued interest payable	6,784	17,466
Net cash used in operating activities	(959,874)	(773,122)

Cash flows from investing activities
Purchase of equipment	–	(2,859)
Net cash used in investing activities	–	(2,859)

Cash flows for financing activities
Proceeds from exercise of stock options	257	-
Net cash provided by (used in) financing activities	257	-

Net decrease in cash and cash equivalents	(959,617)	(775,981)

Cash and cash equivalents at beginning of period	2,125,229	3,524,496

Cash and cash equivalents at end of period	$1,165,612	$2,748,515

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

At June 30, 2012, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information and financial statements included as part of OVIT’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As the Company has had losses from operations for the six month periods ended June 30, 2012 and 2011, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At June 30, 2012 and 2011, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2012	2011

Stock options outstanding under various stock option plans	1,381,500	1,407,575
Warrants	4,074,569	4,331,712
Total	5,456,069	5,739,287

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

Note 3.	GOING CONCERN & MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $910,000, and net cash used in operations of $960,000 for the six months ended June 30, 2012, an accumulated deficit of approximately $21.2 million and total deficit of approximately $996,000 at June 30, 2012. The Company is also in default on a certain loan and related accrued interest aggregating $174,495 at June 30, 2012 (see Note 6). Subsequent to June 30, 2012 the Company entered into a settlement agreement to satisfy the obligation in full for a one-time payment of $60,000 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the stock purchase agreement with Alere Holdings, management believes that the Company has sufficient capital to meet its anticipated operating cash requirements for the next six to seven months.

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

The ability of the Company ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop the Company’s product pipeline;
•	Advance scientific progress in our research and development; and

Continue to monitor and implement cost control initiatives to conserve cash.

There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

Note 4.	EQUIPMENT

Equipment balances at June 30, 2012 and December 31, 2011 are summarized below:

	2012	2011

Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(32,726)	(29,236)
Equipment, net	$6,732	$10,222

Note 5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and December 31, 2011 are summarized below:

	2012	2011

Legal and professional	$-	$21,250
Clinical and other studies	149,006	149,006
Compensation	272,085	272,085
Minimum royalty	635,000	560,000
Other	71,240	1,239
Total accrued expenses	$1,127,331	$1,003,580

Note 6.	DEBT

As of June 30, 2012 the Company had one outstanding unsecured note in the principal amount of $100,000 and $74,495 in accrued interest ($67,711 at December 31, 2011) at 8%, payable to a third party and due on demand. The Company has since entered into a settlement agreement to satisfy the obligation in full with a one-time payment of $60,000 (see Note 11).

Note 7.	DERIVATIVE LIABILITY

The Company determined that warrants issued in connection with a debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was $176,151 and $322,834 at June 30, 2012 and December 31, 2011, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	2-3 years
Volatility	95%
Risk-free interest rate	0.41%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of June 30, 2012, are as follows:

	Value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$176,151	$–	$176,151	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of June 30, 2012 and December 31, 2011, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the their interest rates and / or short term nature of these instruments. The fair value of the related party accounts payable and accruals are not practicable to estimate due to the related party nature of the underlying transaction.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Legal Matters

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

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. Discussions are currently ongoing between the parties to seek a resolution to the mater. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through June 30, 2012, the Company had paid a total of $550,000 toward this agreement and has accrued $550,000 and $450,000, which is included in accounts payable in the consolidated balance sheets as of June 30, 2012, and December 31, 2011, respectively. During the six month period ended June 30, 2012 and 2011, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the six month periods ended June 30, 2012 and 2011, the Company did not recognize any revenue from its share of Lipitek revenues.

Note 10.	CHANGES IN DEFICIT

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At June 30, 2012, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	4,074,569
Stock options available for grant	2,159,250

7,615,319

Restricted Stock

In October 2007, the Company granted an aggregate of 2,000,000 shares of common stock to certain officers valued at $3.5 million based upon the quoted closing trading price on the date of issuance.  These shares vested, subject to future service requirements, two thirds on January 1, 2010 and one third on January 1, 2011. As of June 30, 2012, there was no unrecognized compensation cost related to unvested restricted stock. In April 2011, the Company granted 150,000 shares of restricted common stock to consultants, which were fully vested upon issuance. The Company recorded $88,500 in consulting expense for the restricted stock grant.

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of June 30, 2012 the shares have not been issued to Landmark Financial Corporation. The Company recorded $6,492 in consulting expense for the restricted stock grant for the period of June 13 through June 30, 2012 and $66,000 in accrued expenses for the shares that were not issued as of June 30, 2012.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the six months ended June 30, 2012. The Company granted stock options to employees, consultants and directors to acquire 658,600 shares of common stock for future services having a fair value of $153,454 during the six months ended June 30, 2011. Vesting periods for the Company’s stock option awards during 2011 included the following: monthly over one year, monthly over two years, monthly over four years, and annually over four years.

The stock-based compensation expense recorded by the Company for the six months ended June 30, 2012 and 2011, with respect to awards under the Company’s stock plans are as follows:

	Six Months		Three Months
	2012	2011	2012	2011
Research and development	$25,612	$26,921	$12,806	$12,806
General and administrative	$11,983	$44,452	$5,991	$21,284
Total employee stock-based compensation	$37,595	$71,373	$18,797	$34,090

In addition to options granted to employees, the Company historically granted options to consultants and for the six months ended June 30, 2012 and 2011, recognized $0 and $6,077, respectively, as consulting expense. Such amounts are included in general and administrative expense in the consolidated statements of operations for each of the six months ended June 30, 2012 and 2011.

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at June 30, 2012	1,381,500	$0.91	6.34 years	$24,000
Options Exercisable at June 30, 2012	1,156,250	$1.02	5.93 years	$24,000

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2012:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2012	404,250	$0.21
Granted	-	-
Vested	(179,000)	0.21
Cancelled or forfeited	-	-
Outstanding at June 30, 2012	225,250	$0.21

Warrants

On June 27, 2012 CAMOFI Master LDC and CAMHZN Master LDC exercised warrants for 216,000 and 41,143 shares respectively of the Company’s common stock with an exercise price of $0.001 per share generating cash proceeds of $257.

Note 11.	SUBSEQUENT EVENTS

On July 12, 2012 the Company consummated a settlement with a debt holder of one outstanding unsecured note in the aggregate amount of $174,495 (as of June 30, 2012). The Company and the debt holder agreed to a one time payment of $60,000 for complete and full payment of the debt which was paid in July 2012.

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

Development Programs

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients later this year.

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials later in 2012.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Research and development. Research and development expenses increased by approximately $161,000, or 89%, to approximately $341,000 for the three months ended June 30, 2012, as compared to approximately $180,000 for the three months ended June 30, 2011. The increase in 2012 is primarily due to the finalizing our preclinical studies, developing our clinical protocol, manufacturing the drug product and the preparation and submission of an IND to the FDA for OVI-117 to enter into Phase I trials.

General and administrative. General and administrative expenses decreased by approximately $149,000, or 40%, to approximately $224,000 for the three months ended June 30, 2012, as compared to approximately $373,000 for the three months ended June 30, 2011. The decrease was due primarily to a decrease in stock-based compensation from prior year, as well as a decrease in consulting expense for professional services.

Other Income (Expense). The increase from other expense of approximately $25,000 to other income of approximately $315,000 is $340,000 or 1,360%, is due primarily to a gain of approximately $316,000 on derivative liability in 2012 compared to a loss on derivative liability of approximately $20,000 in 2011.

Net Loss. As a result of the foregoing, our net loss decreased by approximately $327,000, or 57%, to a net loss of approximately $251,000 for the three months ended June 30, 2012, compared to a net loss of approximately $578,000 for the three months ended June 30, 2011.

Six months ended June 30, 2012 and 2011

Research and development. Research and development expenses increased by approximately $298,237, or 87%, to approximately $640,227 for the six months ended June 30, 2012, as compared to $341,990 for the six months ended June 30, 2011. The increase in 2012 is primarily due to the continued development of our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), as well as finalizing our preclinical studies, developing our clinical protocol, manufacturing the drug product and the preparation and submission of an IND to the FDA for OVI-117 to enter into Phase I trials.

General and administrative. General and administrative expenses decreased by approximately $256,478 or 38%, to approximately $412,867 for the six months ended June 30, 2012, as compared to approximately $669,345 for the six months ended June 30, 2011. The decrease was due primarily a decrease in consulting expense for professional services.

Other Income (Expense). The increase from other expense of approximately $306,000 to other income of approximately $143,000 is $449,000 or 147%, is due primarily to a gain of approximately $147,000 on derivative liability in 2012 compared to a loss on derivative liability of approximately $298,000 in 2011.

Going Concern and Recent Events

Our consolidated financial statements for the six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $0.9 million, and net cash used in continuing operations of approximately $960,000 for the six months ended June 30, 2012, an accumulated deficit of approximately $21.2 million and total deficit of approximately $996,000 at June 30, 2012. The Company is also in default on certain loans and related accrued interest aggregating $174,495 at June 30, 2012. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2011 includes a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of its shares of AdnaGen as described above. As a result of the stock purchase agreement with Alere Holdings, we now have sufficient capital to meet our anticipated operating cash requirements for the next six to seven months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of approximately $1.2 million compared to $2.1 million at December 31, 2011. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next six to seven months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the six months ended June 30, 2012, net cash used in operations increased $187,000, or 24% to approximately $960,000 compared to approximately $773,000 for the six months ended June 30, 2011. The increase was primarily due to cash used in legal and research and development activities.

Investing and Financing Activities. There was no cash provided by investing and financing activities were not significant for the six months ended June 30, 2012 or 2011.

Recent Accounting Pronouncements

We have evaluated all recently issued accounting pronouncements and we believe such pronouncements do not have a material effect on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2011. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2012:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no events which are required to be reported under this item.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2012 CAMOFI Master LDC and CAMHZN Master LDC exercised warrants for 216,000 and 41,143 shares respectively of our common stock with an exercise price of $0.001 per share.

The information set forth in Item 5 below is incorporated herein by this reference.

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

On June 13, 2012, we entered into an Agreement (the “Agreement”) with Landmark Financial Corporation (“Landmark”). The Agreement provides that, in exchange for Landmark identifying and evaluating alternative strategies for expanding our business, we shall pay Landmark (a) a retainer fee consisting of 300,000 shares of the our common stock which vest at the rate of 50,000 shares per month for six months (the term of the Agreement), and (b) a “success fee” for the consummation of each and any transaction closing during the term of the Agreement and for 12 months thereafter, between the us and any party first introduced to us by Landmark. There is no material relationship between us and Landmark, other than with respect to the Agreement.

On July 12, 2012 we consummated a settlement with a debt holder of one outstanding unsecured note in the aggregate amount of $174,495 (as of June 30, 2012). We and the debt holder agreed to a one time payment of $60,000 for complete and full payment of the debt.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Agreement with Landmark Financial Corporation dated June 13, 2012
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
20

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

Date: August 14, 2012

