Form 10-Q
period 2012-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2012-11-07
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 21,627,868 shares of common stock with a par value of $.001 outstanding as of November 7, 2012.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$787,061	$2,125,229
Accounts receivable	429	429
Other current assets	92,183	52,739
Total current assets	879,673	2,178,397

Equipment, net	4,987	10,222
Total assets	$884,660	$2,188,619

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable (including related party account payable of $600,000 and $450,000, respectively)	$879,066	$818,522
Accrued expenses (including related party accrued expenses of $495,500 and $460,000, respectively)	1,168,831	1,003,580
Note Payable	-	100,000
Derivative liability	183,126	322,834
Accrued interest payable	-	67,711
Total current liabilities	2,231,023	2,312,647

Commitments and contingencies

Equity:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 and 21,370,725 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	21,627	21,370
Additional paid-in capital	20,190,733	20,134,341
Accumulated deficit	(21,558,723)	(20,279,739)
Total deficit	(1,346,363)	(124,028)
Total liabilities and deficit	$884,660	$2,188,619

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$–	$–	$–	$–

Operating expenses:
Research and development	248,652	457,193	888,879	799,183
General and administrative	228,447	227,267	641,314	896,612
Total operating expenses	477,099	684,460	1,530,193	1,695,795

Loss from Operations	(477,099)	(684,460)	(1,530,193)	(1,695,795)

Other income (expense):
Interest expense	-	(1,663)	(6,847)	(15,136)
Interest income	580	-	2,970	-
Gain (loss) on derivative liability	(6,975)	198,384	139,708	(99,165)
Gain on sale of subsidiary	-	204,438	-	204,438
Gain on debt settlement	114,495	-	114,495	-
Other	-	5,104	883	10,024
Total other income (expense), net	108,100	406,263	251,209	100,161

Net loss	$(368,999)	$(278,197)	$(1,278,984)	$(1,595,634)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	21,627,868	21,369,026	21,473,019	21,289,254

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,278,984)	$(1,595,634)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of subsidiary	–	(204,438)
Depreciation	5,235	4,996
Employee stock-based compensation	56,392	101,823
Non-employee stock-based consulting	39,492	6,077
Common stock issued for consulting	–	88,500
Non-employee stock-based consulting expense (warrants)	–	12,567
(Gain) loss on derivative liability	(139,708)	99,165
(Gain) loss on debt settlement	(114,495)	–
Loss on disposal of assets	–	2,129
Loss on legal settlement	–	9,000
Changes in operating assets and liabilities:
Accounts receivable	–	6,950
Other assets	(78,936)	(24,674)
Accounts payable	60,544	199,040
Accrued expenses	165,251	1,460
Accrued interest payable	6,784	20,737
Net cash used in operating activities	(1,278,425)	(1,272,302)

Cash flows from investing activities
Purchase of equipment	–	(2,860)
Net cash provided by sale of subsidiary	–	204,438
Net cash provided by investing activities	–	201,578

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	257	8,075
Repayment of note payable	(60,000)	-
Net cash provided by (used in) financing activities	(59,743)	8,075

Net decrease in cash and cash equivalents	(1,338,168)	(1,062,649)

Cash and cash equivalents at beginning of period	2,125,229	3,524,496
Cash and cash equivalents at end of period	$787,061	$2,461,847

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

At September 30, 2012, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of OVIT and OncoVista, Inc. (collectively, the “Company”). All intercompany balances have been eliminated in consolidation.

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

As the Company has had losses from operations for the nine month periods ended September 30, 2012 and 2011, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At September 30, 2012 and 2011, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2012	2011
Stock options outstanding under various stock option plans	1,381,500	1,381,500
Warrants	4,074,569	4,331,712
Total	5,456,069	5,713,212

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

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect on the Company’s financial statements.

Note 3.	GOING CONCERN & MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.3 million, and net cash used in operations of approximately $1.3 million for the nine months ended September 30, 2012, an accumulated deficit of approximately $21.6 million and total deficit of approximately $1.3 million at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient capital to meet its anticipated operating cash requirements for the next 5 to 6 months.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its strategic plan, obtain additional capital, principally by obtaining additional debt and/or equity financing, and generate revenues from collaborative agreements or sale of pharmaceutical products.

There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company.

As a result of the proceeds received pursuant to the Stock Purchase Agreement with Alere Holdings, the Company has eliminated all of its outstanding debt. The Company is using the balance of the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio. Additionally, the Company is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted, efficacious and with low or no toxicity.

Note 4.	EQUIPMENT

Equipment balances at September 30, 2012 and December 31, 2011 are summarized below:

	2012	2011
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(34,471)	(29,236)
Equipment, net	$4,987	$10,222

Note 5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and December 31, 2011 are summarized below:

	2012	2011
Legal and professional	$-	$21,250
Clinical and other studies	149,006	149,006
Compensation	272,085	272,085
Minimum royalty	672,500	560,000
Other	75,240	1,239
Total accrued expenses	$1,168,831	$1,003,580

Note 6.	DEBT

As of December 31, 2011, the Company had one outstanding unsecured note in the principal amount of $100,000 and $67,711 in accrued interest. Interest accrued at a rate of 8%, payable to a third party, and was due on demand. In July 2012, the Company entered into a settlement agreement to satisfy the obligation in full with a one-time payment of $60,000, resulting in a gain on extinguishment of $114,495.

Note 7.	DERIVATIVE LIABILITY

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions (which were amended in 2010) that may result in an adjustment to the number shares issued upon settlement (see Note 10).

The estimated fair value of the derivative liability was $183,126 and $322,834 at September 30, 2012.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	2-3 years
Volatility	95%
Risk-free interest rate	0.23% - 0.36%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of September 30, 2012 are as follows:

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Value at	(Level 1)	(Level 2)	(Level 3)
Derivative liability

September 30, 2012	$183,126		$183,126

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of September 30, 2012 and December 31, 2011, respectively. The fair values of accounts receivable, accounts payable and third-party debt approximate the carrying amounts due to the short term nature of these instruments. The fair value of the related party accounts payable and accruals are not practicable to estimate due to the related party nature of the underlying transaction.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Legal Matters

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of the Company’s common stock. On October 5, 2011, the Company sent a notice of motion to the United States District Court for the Southern District of New York seeking to dismiss the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. filed an opposition to the Company’s request for dismissal. On January 20, 2012 the court denied the motion to dismiss the case due to lack of subject matter jurisdiction. On July 10, 2012 the Company filed a motion for summary judgment. On September 11, 2012 New Millennium PR Communications, Inc. filed an opposition to the Company’s request for summary judgment. The court has not yet ruled on the matter.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through September 30, 2012, the Company had paid a total of $550,000 toward this agreement and has accrued $600,000 and $450,000, which is included in accounts payable in the condensed consolidated balance sheets as of September 30, 2012, and December 31, 2011, respectively and recorded as research and development expense. During the nine month periods ended September 30, 2012 and 2011, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the nine month periods ended September 30, 2012 and 2011, the Company did not recognize any revenue from its share of Lipitek revenues.

Note 10.	CHANGES IN EQUITY

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At September 30, 2012, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	4,074,569
Stock options available for grant	2,159,250
7,615,319

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of September 30, 2012 the shares have not been issued to Landmark Financial Corporation. The Company recorded $33,000 and $39,492 in consulting expense for the restricted stock grant for the three and nine months ended September 30, 2012, respectively and $66,000 in accrued expenses for the shares that were not issued as of September 30, 2012.

Stock Option Plans

All grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid-in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company granted stock options to employees, consultants and directors to acquire 658,600 shares of common stock for future services having a fair market value of $135,354 during the nine months ended September 30, 2011. Vesting periods for these options included the following: monthly over two years and monthly over four years. No options were granted for the same period in 2012.

The stock-based compensation expense recorded by the Company with respect to awards under the Company’s stock plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$12,806	$12,806	$38,418	$39,727

General and administrative	5,991	17,643	17,974	62,096

Total employee stock-based compensation	$18,797	$30,449	$56,392	$101,823

In addition to options granted to employees, the Company historically granted options to consultants and for the nine months ended September 30, 2011, and recognized $6,077 as consulting expense. Such amounts are included in general and administrative expense in the consolidated statements of operations for the nine months ended September 30, 2011.

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at September 30, 2012	1,381,500	$0.91	6.09 years	$26,000
Options Exercisable at September 30, 2012	1,245,750	$0.97	5.86 years	$26,000

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2012:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2012	404,250	$0.21
Granted	-	-
Vested	(268,500)	0.21
Cancelled or forfeited	-	-
Outstanding at September 30, 2012	135,750	$0.21

The total fair value of the stock options that vested during the nine months ended September 30, 2012 and 2011 was $56,385 and $99,272 respectively. At September 30, 2012 there was $23,800 of additional unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of less than 1 year.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

Research and development. Research and development expenses decreased by approximately $209,000, or 46%, to approximately $249,000 for the three months ended September 30, 2012, as compared to approximately $457,000 for the three months ended September 30, 2011. The decrease in 2012 is primarily due to the fact that we have not incurred any expenses as of yet as a result of our clinical trials.

General and administrative. General and administrative expenses remained consistent for the three months ended September 30, 2012 as compared to September 30, 2011, with an increase of approximately $1,000, or < 1%, to approximately $228,000.

Other Income (Expense). Other income (expense) decreased $297,000, or 73%, to income of approximately $109,000 for the three months ended September 30, 2012 compared to income of approximately $406,000 for the three months ended September 30, 2011. The decrease is as a result of the loss of approximately $7,000 on the derivative liability in 2012, compared to a gain of approximately $198,000 in 2011, a decrease of approximately$204,000 in the gain on sale of subsidiary in the three month period ended September 30, 2011, offset by a gain on debt settlement of approximately $114,000.

Net Loss. As a result of the foregoing, our net loss increased by approximately $90,000, or 32%, to a net loss of approximately $368,000 for the three months ended September 30, 2012, compared to a net loss of approximately $278,000 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Research and development. Research and development expenses increased by approximately $90,000, or 11%, to approximately $889,000 for the nine months ended September 30, 2012, as compared to approximately $799,000 for the nine months ended September 30, 2011. The increase in 2012 is primarily due to the continued development of our existing anti-cancer drug portfolio including reinitiating our patient enrollment in our Phase I/II clinical trials for Cordycepin (OVI-123), as well as finalizing our preclinical studies, developing our clinical protocol, manufacturing the drug product and the preparation and submission of an IND to the FDA for OVI-117 to enter into Phase I trials.

General and administrative. General and administrative expenses decreased by approximately $255,000, or 28%, to approximately $641,000 for the nine months ended September 30, 2012, as compared to approximately $897,000 for the nine months ended September 30, 2011. The decrease was due primarily to a decrease in stock-based compensation from the prior year, as well as a decrease in consulting expense for professional services.

Other Income (Expense). Other income (expense) increased approximately $151,000, or 151%, to income of approximately $251,000 for the nine months ended September 30, 2012 compared to income of approximately $100,000 for the nine months ended September 30, 2011. The increase is due to a gain on derivative liability of approximately $139,000 in 2012, as compared to a loss of approximately $99,000 in 2011, a decrease of approximately $204,000 in the gain on sale of subsidiary in the nine month period ended September 30, 2012, offset by an increase in gain on debt settlement of approximately $114,000.

Net Loss. As a result of the foregoing, our net loss decreased by approximately $317,000, or 20%, to a net loss of approximately $1.3 million for the nine months ended September 30, 2012, compared to a net loss of approximately $1.6 million for the nine months ended September 30, 2011.

Going Concern and Recent Events

Our consolidated financial statements for the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $1.3 million, and net cash used in operations of approximately $1.3 million for the nine months ended September 30, 2012, an accumulated deficit of approximately $21.6 million and total deficit of approximately $1.3 million at September 30, 2012. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2011 includes a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of our shares of AdnaGen as described above. As a result of the stock purchase agreement with Alere Holdings, we now have sufficient capital to meet our anticipated operating cash requirements for the next 5 to 6 months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of approximately $787,000 compared to $2.1 million at December 31, 2011. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next 5 to 6 months. Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the nine months ended September 30, 2012, net cash used in operations increased approximately $6,000, or less than 1%. The increase was primarily due to cash used in legal and research and development activities.

Investing and Financing Activities. There was no cash provided by investing activities for the nine months ended September 30, 2012, and approximately $202,000 in the nine month period ended September 30, 2011, primarily on the gain on sale of subsidiary of approximately $204,000. There was cash used in financing activities for the nine month period ended September 30, 2012 of approximately $60,000 for the repayment of debt and approximately $8,000 provided by financing activities for the nine month period ended September 30, 2011, related to the exercise of stock options.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2012:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., The action seeks damages for the alleged breach of a public relations agreement and seeks an order directing a cash payment of $75,750 and the issuance of warrants to purchase 25,000 shares of the Company’s common stock. On October 5, 2011, the Company sent a notice of motion to the United States District Court for the Southern District of New York seeking to dismiss the case due to lack of subject matter jurisdiction. New Millennium PR Communications, Inc. filed an opposition to the Company’s request for dismissal. On January 20, 2012 the court denied the motion to dismiss the case due to lack of subject matter jurisdiction. On July 10, 2012 the Company filed a motion for summary judgment. On September 11, 2012 New Millennium PR Communications, Inc. filed an opposition to the Company’s request for summary judgment. The court has not yet ruled on the matter.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss.

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

Date: November 7, 2012

