Form 10-K
period 2012-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2013-04-01
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

  Yes ☒   No ☐ .

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

  Yes   ☐   No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $2,760,668 (based upon 12,548,489 shares at $0.22 per share).

As of March 28, 2013, there were 21,627,868 shares of common stock outstanding.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2013 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2013 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG (“AdnaGen”), for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in 2012.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We are using the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least 2 to 3 months. However, we anticipate we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all.

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

During the last four fiscal years, we spent approximately $4.2 million on research and development, excluding discontinued operations.

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

Our Drug Candidate Pipeline

The following table summarizes the status of our various pre-clinical and clinical development programs underway:

Program	Indication	Status	Planned Activities	Commercial Rights
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial to be Reinitiated in 2013	OncoVista-Sub

L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Commence Phase I Trial in 2013	OncoVista-Sub

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

Cordycepin, which was obtained through acquisition of Aengus Pharmaceuticals, Inc. in November 2005, was our first clinical-stage development compound. We are developing Cordycepin as a treatment option for certain leukemia patients that are either refractory to currently-used chemotherapeutics or have experienced a relapse. Cordycepin depends upon the presence of a DNA polymerase, known as terminal deoxynucleotidyl transferase (TdT), for our therapeutic activity. Approximately 95% of ALL patients express TdT, and approximately 10% of the AML cases express TdT. The range of CML cases that express TdT has been estimated at between 0% and 55% in scientific literature with an average of 21% among the cited articles. Generally, the TdT-positive patients that would either be refractory or have experienced a relapse are older adults.

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

We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and was designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study is to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2013 if additional financing is available.

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

Clinical Development

One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for OVI-117. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2013 if additional financing is available.

Drug Development Expertise and Capabilities

Dr. Alexander L. Weis, Ph.D., our Chief Executive Officer, and our clinical advisory board have extensive experience in developing chemotherapeutics. Dr. Weis brings over 26 years of extensive experience in the biotechnology and pharmaceutical industries and is the founder of OncoVista-Sub and co-founder of ILEX Oncology.

Michael Moloney, our Chief Operating Officer brings more than 26 years experience as a seasoned pharmaceutical and biopharma executive with experience in clinical research, drug development, operations, and information technology.

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

We have relationships with the University of Texas Health Science Center at San Antonio (UTHSCSA), the Cancer Therapy and Research Center (CTRC), the Dana-Farber Cancer Institute, the Cedars-Sinai Medical Center and MD Anderson Cancer Center, one of the leading cancer research institutes in the nation.

Intellectual Property

As of March 29, 2013, we held eight issued US and worldwide patents and 2 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part, and international patents have been filed.

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

Phase III. Phase III studies involve testing large numbers of participants, typically several hundred to several thousand persons. The purpose is to verify effectiveness and long-term safety on a large scale. Phase III studies generally last two to three years. Phase III studies are conducted at multiple locations or sites. Like the other phases, phase III requires the site to keep detailed records of data collected and procedures performed.

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

ITEM 3 – LEGAL PROCEEDINGS

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013 a settlement was reached whereby the company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share. At December 31, 2012 the Company has recorded an accrual of approximately $10,200 related to this settlement.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, but reserved her decision on the issue at that time. We were unable to reach a settlement and we are going to ask the court to issue an order on the matter. No accrual for a potential loss contingency has been recorded as it cannot be reasonably estimated.

On February 16, 2012, we filed an action in the 225 Judicial District Court of the State of Texas, Bexar County, entitled OncoVista Innovative Therapies, Inc. against J. Michael Edwards. The action seeks damages relating to the executive employment agreement of J. Michael Edwards, our former Chief Financial Officer. Specifically we are seeking to have the Stock Option Agreement granted to Mr. Edwards on January 6, 2009 be declared void ab initio. We are also seeking damages and attorney fees. On March 30, 2012, the Company received a copy of a counterclaim that may be filed in the same court and is seeking approximately $197,000, plus certain health and life insurance benefits, in alleged compensation due. On December 12, 2012 Mr. Edwards filed a third party petition in the court against third party defendant Alexander L. Weis, our Chairman, CEO & President. Depositions are ongoing and the Company believes the counterclaimant’s allegations are without merit and intends to vigorously defend these claims.

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

Year Ended December 31, 2012	High	Low
First Quarter	$0.70	$0.18
Second Quarter	0.50	0.12
Third Quarter	0.40	0.12
Fourth Quarter	0.32	0.10

Year Ended December 31, 2011	High	Low
First Quarter	$0.70	$0.25
Second Quarter	0.65	0.47
Third Quarter	0.66	0.24
Fourth Quarter	0.43	0.06

The foregoing quotations were provided by Yahoo! ® Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCQB was $0.19 on March 28, 2013. We have 21,627,868 shares of common stock issued and outstanding. Based on information available from our registrar and transfer agent, we estimate that we have approximately 226 stockholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2012.

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of CTCs in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings, whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment. No milestone payments were received in 2012 or 2011.

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

Development Program

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2013 if additional financing is available.

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2013 if additional financing is available.

Research and development expenditures for the above projects totaled approximately $1.1 million and $1.2 million for the years ended 2012 and 2011, respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

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

Results of Operations

Years Ended December 31, 2012 and 2011

Research and development.   Research and development expenses decreased by approximately $57,000, or 5%, to approximately $1.1 million for the year ended December 31, 2012, as compared to $1.2 million for the year ended December 31, 2011.  The decrease in 2012 is primarily due to the scaling down of our research and development operations for substantially the entire year as a result of the unavailability of sufficient capital resources.

General and administrative.   General and administrative expenses decreased by approximately $163,000, or 16%, to approximately $881,000 for the year ended December 31, 2012, as compared to approximately $1.0 million for the year ended December 31, 2011.  In 2012, the decrease was due primarily to a decrease in stock-based compensation from the prior year, partially offset by an increase in consulting expense for professional services.

We expect general and administrative expense in 2013 to increase primarily due to an increase in salaries and benefits as we anticipate additional headcount in 2013 to support operations, and stock compensation expense for any restricted stock, options, or warrants granted during the year.  Additionally, we expect to continue to utilize external consultants to provide staff augmentation.

Other Income (Expense). Other income (expense) increased by approximately $381,000 or 1339% to income of approximately $353,000 for the year ended December 31, 2012 compared to expense of approximately $28,000 for the year ended December 31, 2011 due to gains on debt settlement and derivative liabilities.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $396,000 to a loss of approximately $1.6 million for the year ended December 31, 2012 compared to net loss of approximately $2.0 million for the year ended December 31, 2011.

Going Concern and Recent Events

Our consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We reported a net loss of approximately $1.6 million from continuing operations, and net cash used in operations of approximately $1.6 million for the year ended December 31, 2012, an accumulated deficit of approximately $21.9 million and a total deficit of approximately $1.7 million at December 31, 2012. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2012 includes a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe we have sufficient capital to meet our anticipated operating cash requirements for the next two to three months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of approximately $512,000 compared to approximately $2.1 million at December 31, 2011. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flows are sufficient to meet our anticipated operating cash needs for the next two to 3 months.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate revenues from collaborative agreements.

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

Operating Activities.   For the year ended December 31, 2012, net cash used in continuing operations was approximately $1.55 million compared to approximately $1.6 million for the year ended December 31, 2011.

Investing Activities. For the year ended December 31, 2012 net cash provided by investing activities was $0.

Financing Activities.   Cash used by financing activities was approximately $60,000 for the year ended December 31, 2012 as compared to approximately $8,000 provided by financing activities for the year ended December 31, 2011.

Our outstanding material contractual obligations as of December 31, 2012 are as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Operating lease	144,000	-	-	-	144,000
	$144,000	$-	$-	$-	$144,000

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related independent public accounting firm report of OncoVista Innovative Therapies, Inc. and Subsidiaries are attached to this Annual Report beginning at Page F-1.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2012, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2012:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Alexander L. Weis, Ph.D.	63	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Alexander Ruckdaeschel	40	Director, Audit Committee Member, Compensation Committee Member
William J. Brock	63	Director, Audit Committee Chairman, Compensation Committee Chairman
Michael F. Moloney	54	Chief Operating Officer

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

Alexander Ruckdaeschel. Alexander Ruckdaeschel has served as a member of our board since December 2007, as a member of OncoVista-Sub's board since January 2005 and as a member of our Audit Committee and Compensation Committee since March 28, 2008. Mr. Ruckdaeschel is a venture capitalist and, since August 2012 he is Managing Partner of Herakles Capital Management. From September 2006 to August 2012, he was a partner at Alphaplus-Advisors, a U.S. based hedge fund. From January 2003 to September 2006, he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in small-cap Biotech equities worldwide. From December 2003 to July 2006, he was an investment advisor to Nanostart AG, one of Europe’s leading venture investment firms in the area of nanotechnology. Mr. Ruckdaeschel has extensive experience in the European solar industry. He also serves on the board of directors for several private companies. Prior to 2003, he was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor. From 1992 to 2000 Mr. Ruckdaeschel served in the German military, participating in United Nations missions in Somalia, Croatia, and Bosnia.

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

During the year ended December 31, 2012, our Board of Directors held one meeting.

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

The Compensation Committee will establish on an annual basis, subject to the approval of our Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee intends to take into account several factors, including the following:

•	competitive compensation data;
•	the extent to which an individual may participate in the stock plans which may be maintained by us; and
•	qualitative factors bearing on an individual’s experience, responsibilities, management, and leadership abilities, and job performance.

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

To the best of our knowledge, no delinquencies occurred.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2012 and 2011 by our current Chief Executive Officer and our only other officer. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation		Total
	(1)	($)	($)	($)	($)(2)	($)	($)	($)		($)

Alexander L. Weis, Ph.D.Chief Executive Officer,
President, Chief Financial Officer and Secretary	2012	310,000		—				12,000	(3)	322,000
	2011	310,000		—				12,000	(3)	322,000

Michael F. Moloney	2012	180,000		—	43,370			3,600	(3)	226,970
Chief Operating Officer
	2011	180,000		—	43,370			3,600	(3)	226,970

(1)	The information is provided for each fiscal year which begins on January 1 and ends on December 31.
(2)	The amounts reflect the compensation expense in accordance with ASC 718 of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2012 and 2011 are set forth in Note 11 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.
(3)	See “All Other Compensation” table below.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Other ($)	Total ($)
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Chief	2012	12,000	—	—	12,000
Financial Officer, and Secretary	2011	12,000	—	—	12,000

Michael F. Moloney	2012	3,600	—	—	3,600
Chief Operating Officer	2011	3,600	—	—	3,600

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alexander L. Weis, Ph.D. Director, CEO, President, CFO and Secretary	—		—	—		—	—	—	—	—

Michael F. Moloney
Chief Operating Officer	450,000	(1)	—	—	$0.31	1/3/2021	—	—	—	—

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

To assist us in conserving our cash, from January 1, 2009, we paid one-half, but accrued the other half of the salaries of the former employees of our U.S. operating company, OncoVista-Sub, through May 15, 2009, which are included in accrued liabilities on our consolidated balance sheet at December 31, 2012.

Stock Option Plans

We have adopted the following stock option plans:

2007 Stock Option Plan

In June 2007, OncoVista-Sub’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The Plan authorizes the grant of incentive stock options, non-qualified stock options, and stock purchase rights (“Right ”) with respect to up to an aggregate of 3,000,000 shares of our common stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our Board of Directors and all options granted under the 2007 Plan were assumed by us. As of March 29, 2013, 869,000 non-qualified options under the 2007 Plan were issued.

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

The Directors Plan relates to a maximum of 500,000 shares of our common stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Exchange Act and as defined by any exchange or market on which the common stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Exchange Act. As of March 29, 2013, 32,500 options were issued under the Directors Plan. The Directors Plan is to be administered by the board of directors or the Compensation Committee of the board of directors, which is authorized to adopt, interpret, and amend regulations under the Directors Plan.

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

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”). As a result of the Merger, our Board of Directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us. The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our common stock to our employees, directors and consultants or to our affiliates. As of March 29, 2013, 480,000 non-qualified options were issued under the 2004 Plan.

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

Director Compensation

Independent members of our Board of Directors are entitled to $3,500 quarterly as remuneration for service as a member of the board plus reimbursement for travel expenses. The following table sets forth director compensation for the year ended December 31, 2012.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 21,627,868 issued shares of common stock.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership
Alexander L. Weis, Ph.D., Director, Chief Executive Officer, President, Chief Financial Officer and Secretary	5,356,200	(3)	24.7%
Alexander Ruckdaeschel, Director	170,000	(4)	*
William J. Brock, Director	165,000	(5)	*
Michael Moloney, Chief Operating Officer	595,800	(6)	2.7%
All executive officers and directors as a group (four persons)	6,287,000		29.0%
Wexford Spectrum Trading Ltd. 411 West Putnam Avenue Greenwich, CT 06830	2,164,284	(7)	10.0%
CAMOFI Master LDC/CAMHZN Master LDC c/o Centrecourt Asset Management LLC 350 Madison Avenue, 8th Floor New York, New York 10017	1,987,045	(8)	9.2%

* Less than 1.0%.

(1)	C/o our address, 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245.
(2)	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Includes 4,856,200 shares of common stock and 500,000 shares of common stock held in the name of Lipitek International, Inc.
(4)	Consists of 50,000 options to purchase shares of common stock at $0.10 per share until January 13, 2015; 40,000 options to purchase shares of common stock at $1.75 per share until September 8, 2017; and 80,000 options to purchase shares of common stock at $0.31 per share until December 3, 2020.
(5)	Consists of 45,000 options to purchase shares of common stock at $1.75 per share until August 28, 2017, and 120,000 options to purchase shares of common stock at $0.31 per share until December 3, 2020.
(6)	Includes 145,800 shares of common stock and 450,000 options to purchase shares of common stock at $0.31 per share until December 31, 2020.
(7)	Includes 1,714,284 shares of common stock and 450,000 warrants to purchase shares of common stock at $0.10 per share until December 31, 2014.
(8)	Includes 1,720,884 shares of common stock held by CAMOFI Master LDC and 266,161 shares of common stock held by CAMHZN Master LDC. Centrecourt Asset Management LLC is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2012:

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

2009 Bridge Notes

On January 15, 2009, we completed an initial closing of a bridge round of debt financing, whereby we and OncoVista-Sub issued secured promissory notes (the “Bridge Notes”) in the aggregate principal amount of $750,000, in exchange for cash equal to the face amount of such Bridge Notes, to accredited investors as defined by Rule 501 under the Securities Act. Of the Bridge Notes issued, Bridge Notes in the principal amount of $350,000 were sold to affiliates of Dr. Weis and Bridge Notes in the principal amount of $300,000 were sold to Wexford Spectrum Trading Limited. Dr. Weis is Chairman of our board, Chief Executive Officer, President, and Secretary as well as one of our significant beneficial owners. Wexford Capital LLC is the investment sub-advisor of Wexford Spectrum Trading Limited which beneficially owns approximately 11% of our outstanding common stock.

The Bridge Notes bore interest at 10% per annum, increasing to 18% in the case of an event of default, and matured on the earlier of (i) January 15, 2010, (ii) the date upon we consummate a financing, the aggregate gross proceeds of which equal or exceed $5,000,000 (a “Qualified Financing”), and (iii) the acceleration of the maturity of the Bridge Notes as described therein.

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

On November 17, 2005, we entered into a Purchase Agreement with Lipitek International and Alexander L. Weis, Ph.D. pursuant to which Lipitek has granted us an option to purchase all membership interests in Lipitek Research LLC for a purchase price of $5,000,000, payable in installments. As of March 15, 2010, we have paid Lipitek International a total of $550,000 toward this agreement and we have accrued $560,000. On or before July 28, 2012, we are required to pay the balance of the purchase price. Prior to the full payment of the purchase price, we have the option, upon 30 day’s written notice, to abandon the purchase of Lipitek Research LLC upon forfeiture of all amounts already paid. In addition, Lipitek International and Dr. Weis agreed to use reasonable efforts to ensure that we have the right of first negotiation with respect to any Lipitek International intellectual property related to anti-cancer, anti-fungal, anti-parasitic and anti-malarial activities (except that derived from South American plants and vegetation) and to intellectual property arising out of any current research or research contract of Lipitek Research LLC.  Dr. Weis who is Chairman of our board and our Chief Executive Officer, President, Chief Financial Officer, and Secretary, has agreed not to vote as a director in connection with any matter relating to Lipitek.

Pursuant to a three-year Lease Agreement with Lipitek International which expires December 2013, we lease laboratory space for $12,000 per month.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath P.C. (“GHP”)

GHP is our independent auditor and audited our financial statements for the years ended December 31, 2012 and 2011.  GHP performed the services listed below and was paid the fees listed below for the years ended December 31, 2012 and 2011.

Audit Fees

GHP was paid aggregate audit fees of approximately $46,500 and $48,000 for the years ended December 31, 2012 and December 31, 2011, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2012 and 2011.

Audit Related Fees

GHP was paid no additional fees for the years ended December 31, 2012 and December 31, 2011, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

GHP was paid fees of approximately $2,500 and $20,695 for the years ended December 31, 2012 and December 31, 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

GHP was not paid any other fees for professional services during the years ended December 31, 2012 and December 31, 2011.

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

Report of Independent Registered Public Accounting Firm (page F-3)

Consolidated Balance Sheets (page F-4)

Consolidated Statements of Operations (page F-5)

Consolidated Statements of Changes in Equity (page F-6)

Consolidated Statements of Cash Flows (F-7)

Notes to Financial Statements (pages F-8 through F-20)

(b)	Exhibits:

Exhibit No.	Description

3.1	Certified Copy of the Articles of Incorporation of the Registrant. (1)

3.2	Bylaws. (2)

3.3	Certificate of Change of the Registrant. (3)

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant. (9)

10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D. (2)

10.2	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005. (7)

10.3	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc., dated as of December 2, 2005. (8)

10.4	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc.., dated December 2, 2005. (5)

10.5	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc. (5)

10.6	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmaceuticals, Inc. dated December 2005. (5)

10.7	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc. (5).

10.8	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (5)

10.9	Securities Purchase Agreement, between the Registrant, Törbjorn B. Lundqvist and OncoVista, Inc dated as of August 16, 2007. (4)

10.10	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007. (5)

10.11	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007. (5)

10.12	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed in August 15, 2007. (5)

10.13	Form of Lock-Up Agreement. (5)

10.14	Form of Subscription Agreement. (5)

10.15	2004 Stock Option Plan. (5)

10.16	2007 Stock Option Plan. (5)

10.17	2007 Stock Option Plan for Independent and Non-Employee Directors. (5)

10.18	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc. dated October 4, 2007.

10.19	Stock Purchase Warrant issued to OSI Pharmaceuticals, Inc., dated November 27, 2007. (6)

10.20	Stock Purchase Warrant issued to OSI Pharmaceuticals, Inc., dated November 27, 2007. (6)

10.21	Secured Promissory Note of OncoVista Innovative Therapies, Inc. and OncoVista, Inc. dated January 15, 2009. (8)

10.22	Registration Rights Agreement dated January 15, 2009 (8)

10.23	Form of Warrant dated January 15, 2009 (8)

10.24	Agreement with Gilford Securities Incorporated, dated April 1, 2010 (10)

10.25	Letter of Engagement with Motion Communications, Inc., effective May 1, 2010 (10)

10.26	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010 (11)

10.27	Executive Employment Agreement with Michael Moloney, dated January 3, 2011(12)

10.41	Consulting Agreement with FACT Consulting LLC, dated January 3, 2011(12)*

10.42	Media Advertising Agreement with MJD Media LLC, dated February 8, 2011(12)

10.43	Strategic Consulting Agreement with HealthPro BioVentures LLC, dated January 7, 2011(12)

10.44	Employment Agreement with Tamas Bakos, dated November 1, 2010(12)

10.45	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 3, 2011(12)

10.46	Consulting Agreement with New Millennium PR Communications, dated January 31, 2011(12)

10.47	Consulting Agreement with Landmark Financial Corporation, dated June 13, 2012(12)

14	Code of Ethics, dated March 28, 2008 (1)

21.1	List of Subsidiaries(14)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	Filed as an exhibit to the Current Report on Form 8-K on November 19, 2007 with the Commission and incorporated by reference herein.

(9)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2009 with the Commission and incorporated by reference herein.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on January 9, 2008 with the Commission and incorporated by reference herein.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2008 with the Commission and incorporated by reference herein.

(12)	Filed as an exhibit to Quarterly Report of Form 10-Q on May 14, 2010 with the Commission and incorporated by reference herein.

(13)	Filed as an exhibit to Quarterly Report of Form 10-Q/A on December 23, 2010 with the Commission and incorporated by reference herein.

(14)	Filed as an exhibit to Annual Report on Form 10-KSB on April 14, 2008 with the Commission and incorporated by reference herein

(14)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2011 with the Commission and incorporated by reference herein.

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
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:  March 29, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 29, 2013.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ William J. Brock
William J. Brock
Director

/s/ Alexander Ruckdaeschel
Alexander Ruckdaeschel
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoVista Innovative Therapies, Inc and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GHP Horwath, P.C.

Denver, Colorado

March 29, 2013

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$511,687	$2,125,229
Prepaid and other current assets	60,115	53,168
Total current assets	571,802	2,178,397

Equipment, net	3,464	10,222
Total assets	$575,266	$2,188,619

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party account payable of $650,000 and $452,000, respectively)	$933,547	$818,522
Accrued expenses (including related party accrued expenses of $560,000 and $460,000, respectively)	1,172,752	1,003,580
Derivative liability	82,200	322,834
Notes payable and accrued interest	–	167,711
Other liability – stock grant	66,000	–
Total current liabilities	$2,254,499	$2,312,647

Commitments and contingencies

Deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 and 21,370,725 shares issued and outstanding at December 31, 2012 and 2011, respectively	21,627	21,370
Additional paid-in capital	20,207,647	20,134,341
Accumulated deficit	(21,908,507)	(20,279,739)
Total deficit	(1,679,233)	(124,028)
Total liabilities and deficit	$575,266	$2,188,619

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31,

	2012		2011

Revenue		$–		$–

Operating expenses:
Research and development		1,100,291		1,157,448
General and administrative		881,010		1,043,727
Total operating expenses		1,981,301		2,201,175

Operating loss from continuing operations		(1,981,301)		(2,201,175)

Other income (expense):
Interest expense		(6,847)		(24,073)
Interest income		3,368		7,023
Gain (loss) on derivative liability		240,634		(21,429)
Gain on debt settlement		114,495		-
Other		883		10,024
Total other income (expense)		352,533		(28,455)

Loss from continuing operations		(1,628,768)		(2,229,630)

Discontinued operations:
Gain on sale of subsidiary		-		204,438
Income (loss) from discontinued operations		-		204,438

Net loss		$(1,628,768)		$(2,025,192)

Net loss per share from continuing operations - basic and diluted		$(0.08)		$(0.10)

Net loss per share from discontinued operations - basic and diluted	$	*	$	*

Weighted average number of shares outstanding during the period - basic and diluted		21,511,943		21,309,790

* less than ($0.01) per share.

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

			Additional		Total
	Number of	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2011	21,149,675	$21,149	$19,889,722	$(18,254,547)	$1,656,324
Issuance of warrants for consulting services			12,567		12,567
Recognition of stock based compensation			120,621		120,621

Exercise of stock options	26,050	26	8,049		8,075

Issuance of stock for legal settlement	45,000	45	8,955		9,000
Non-employee stock-based consulting services			6,077		6,077
Issuance of common stock for consulting	150,000	150	88,350		88,500

Net loss				(2,025,192)	(2,025,192)

Balance, December 31, 2011	21,370,725	21,370	20,134,341	(20,279,739)	(124,028)

Exercise of warrants	257,143	257			257

Employee stock-based compensation			73,306		73,306

Net loss				(1,628,768)	(1,628,768)

Balance, December 31, 2012	21,627,868	$21,627	$20,207,647	$(21,908,507)	$(1,679,233)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(1,628,768)	$(2,025,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,758	6,741
Gain on debt settlement	(114,495)	-
Gain on sale of subsidiary	-	(204,438)
Loss on disposal of assets	-	2,129
Employee stock-based compensation	73,306	120,621
Common stock issued for consulting	66,000	88,500
Non-employee stock-based consulting expense	-	6,077
Non-employee stock-based consulting expense (warrants)	-	12,567
Gain (loss) on derivative liability	(240,634)	21,429
Legal settlement	10,200	9,000
Changes in operating assets and liabilities:
Prepaid and other assets	(6,947)	(43,742)
Accounts payable	115,025	311,837
Accrued expenses and other liabilities	158,972	61,478
Accrued interest payable	6,784	24,073
Net cash used in operating activities	(1,553,799)	(1,608,920)

Cash flows from investing activities
Purchase of equipment	-	(2,860)
Net cash (used in) provided by discontinued operations	-	204,438

Net cash provided by investing activities	-	201,578

Cash flows from financing activities
Repayments of loans and notes payable	(60,000)	-
Proceeds from sale from exercise of warrants	257	-
Proceeds from exercise of stock options	-	8,075
Net cash (used in) provided by financing activities	(59,743)	8,075

Net increase in cash and cash equivalents	(1,613,542)	(1,399,267)
Cash and cash equivalents at beginning of year	2,125,229	3,524,496
Cash and cash equivalents at end of year	$511,687	$2,125,229
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the years ended December 31, 2012 and 2011, no milestone payments were received, however for the year ended December 31, 2011 the Company recorded a gain on the sale of subsidiary of approximately $0.2 million, for cash received for settlement related to the sale of AdnaGen.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At December 31, 2012, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

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

Significant estimates during 2012 and 2011 include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. At December 31, 2012, the balance exceeded the federally insured limit by approximately $237,000. The Company historically has not incurred any losses related to this credit risk.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which range from three to fourteen years.

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2012 and 2011.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2012 and 2011.

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

As the Company has had losses from continuing operations for the last two years, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At December 31, 2012 and 2011, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2012	2011
Stock options outstanding under our various stock option plans	1,381,500	1,381,500
Warrants	2,140,000	4,331,712
Total	3,521,500	5,713,212

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

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements.

Note 3.       GOING CONCERN AND MANAGEMENT’S PLAN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss from continuing operations of approximately $1.6 million, and net cash used in continuing operations of approximately $1.6 million for the year ended December 31, 2012, an accumulated deficit of approximately $21.9 million, and a total deficit of approximately $1.7 million at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the stock purchase agreement with Alere Holdings, the Company believes it has sufficient capital to meet its anticipated operating cash requirements for the next two to three months.

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

Note 4.       EQUIPMENT

Equipment balances at December 31, 2012 and 2011 are summarized below:

	2012	2011
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(35,994)	(29,236)
Equipment, net	$3,464	$10,222

Note 5.       ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 are summarized below:

	2012	2011
Legal and professional	$30,000	$21,250
Clinical and other studies	138,427	149,006
Compensation	282,883	272,085
Minimum royalty	710,000	560,000
Settlement – New Millennium	10,200	—
Other	1,242	1,239
Total accrued expenses	$1,172,752	$1,003,580

Note 6.       DEBT

As of December 31, 2011, the Company had one outstanding unsecured note in the principal amount of $100,000 and $67,711 in accrued interest. Interest accrued at a rate of 8%, payable to a third party, and was due on demand. In July 2012, the Company entered into a settlement agreement to satisfy the obligation in full of $174,495, including accrued interest, with a one-time payment of $60,000, resulting in a gain on extinguishment of $114,495.

Note 7.       DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number of shares issued upon settlement (See Note 11).

The estimated fair value of the derivative liability was $82,200 and $322,834 at December 31, 2012 and 2011, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

Expected term	2-3 years
Volatility	94.7-100.5%
Risk-free interest rate	0.25%-0.43%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of December 31, 2012 and 2011 are as follows:

	Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability at December 31, 2012	$82,200	$–	$82,200	$–
Derivative liability at December 31, 2011	$322,834	$–	$322,834	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of December 31, 2012 and 2011, respectively. The fair values of accounts receivable, accounts payable and notes payable approximate the carrying amounts due to the short-term nature of these instruments.

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

Note 9.       LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space (see Note 10) which expires December 2013. As of December 31, 2012, future minimum lease payment are as follows:

2013	144,000

Thereafter	–
Total	$144,000

Total rent expense amounted to approximately $157,200 and $160,500 for the years ended December 31, 2012 and 2011, respectively.

Employment Contracts

The Company has employment contracts with certain executive officers. The contracts have commitment periods of between one and two years, and are subject to automatic renewal for one year terms. Compensation provided under the contracts ranges from $183,600 to $322,000, as well as bonuses of up to 30% to 40% of base salary.  Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2012 and 2011.  In the event of termination without cause, the contract provides for a severance of salary and benefits continuation for periods of between three months and one year.

Legal Matters

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013 a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share. At December 31, 2012 the Company has recorded an accrual of approximately $10,200 related to this settlement.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. . The Company was unable to reach a settlement and intends to ask the court to issue an order on the matter. No accrual for a potential loss contingency has been recorded as it cannot be reasonably estimated.

On February 16, 2012, the Company filed an action in the 225 Judicial District Court of the State of Texas, Bexar County, entitled OncoVista Innovative Therapies, Inc. against J. Michael Edwards. The action seeks damages relating to the executive employment agreement of J. Michael Edwards, our former Chief Financial Officer. Specifically we are seeking to have the Stock Option Agreement granted to Mr. Edwards on January 6, 2009 be declared void ab initio. The Company is also seeking damages and attorney fees. On March 30, 2012, the Company received a copy of a counterclaim that may be filed in the same court and is seeking approximately $197,000, plus certain health and life insurance benefits, in alleged compensation due. On December 12, 2012 Mr. Edwards filed a third party petition in the court against third party defendant Alexander L. Weis, our Chairman, CEO & President. Depositions are ongoing and the Company believes the counterclaimant’s allegations are without merit and intends to vigorously defend these claims.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2012, the Company has paid $550,000 toward this agreement and has accrued $560,000, representing one quarterly payment for 2009 and all of the 2010, 2011 and 2012 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2012 and 2011 and as a component of research and development expense for the years ended December 31, 2012 and 2011. The Company has not made any payments toward the agreement in 2012 and 2011.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2012 and 2011, the Company did not recognize any revenue from its share of Lipitek revenues.

For the potential acquisition of Lipitek, the Company determined that, under SEC Regulation S-X, Rule 11-01(d) (“11-01”), and ASC 805, Lipitek would be classified as a development stage company and thus was not considered a business. As a result, purchase accounting rules did not apply.  The Company also cannot determine with any certainty at this time, if it will exercise the option to purchase Lipitek in the future.

Note 11.    CHANGES IN EQUITY (DEFICIT)

Common Stock Transactions

In connection with the 2007 private placement, the Company issued warrants to the third parties to acquire 886,000 shares of common stock. The warrants were exercisable through August 15, 2012 at exercise prices of $0.001 and $2.50 per share, subject to adjustment for stock splits, stock dividends, distributions, reorganizations, reclassifications, consolidations, and mergers. Unexercised warrants expired in August 2012.

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2012, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	2,140,000
Stock options available for grant	2,159,250

5,680,750

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of December 31, 2012 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2012 all of which is in accrued expenses as the shares that were not issued as of December 31, 2012.

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

In May 2007, the Board of Directors authorized the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”).  Options granted under the Directors Plan shall be nonstatutory options and may be granted to nonemployee directors at an exercise price equal to the fair market value at the date of grant. The maximum term of options granted under the Directors Plan is ten years. The term of the Directors Plan is ten years. The Company has reserved 500,000 shares of common stock for issuance under the Director’s Plan.

The Company may also grant options to its officers and employees under its 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan is authorized to grant options for up to 1,000,000 shares of common stock to employees, directors, and consultants who provide service to the Company.  Options granted have a vesting schedule with a term ranging from grant date to four years and become fully exercisable based on specific terms imposed at the date of grant.  All awards pursuant to the 2004 Plan shall terminate upon the termination of the grantees employment for any reason.

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share-based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  Vesting periods for the Company’s stock option awards during 2011 included the following: monthly for twenty-four months, monthly for thirty-six months, and monthly for forty-eight months. The Company granted 658,600 options for services having grant date fair values of $136,355 in 2011. No options were granted in 2012.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2012 and 2011, with respect to awards under all option plans is as follows:

	2012	2011
Research and development	$51,224	$52,533
General and administrative	22,082	68,088
Total employee stock-based compensation	$73,306	$120,621

As of December 31, 2012, the unrecognized stock based compensation, of approximately $6,886, will be recognized over a weighted average period of less than one year.

The Company follows fair value accounting and the related provisions of ASC 718 for all share-based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes for the year ended December 31, 2011are as follows:

2011
Risk-free interest rate	1.03-2.02%
Expected dividend yield	0%
Expected volatility	100.5%
Expected life of option	3 - 10 years

The following is a summary of the Company’s stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,381,500	$.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at December 31, 2012	1,381,500	$0.91	5.84 years	$6,000
Options Exercisable at December 31, 2012	1,335,250	$0.93	5.77 years	$6,000

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2012:

	2012
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	404,250	$0. 21
Granted	–	–
Vested	(358,000)	0.21
Cancelled or forfeited	–	–
Outstanding at December 31	46,250	$0.21

The total intrinsic value of stock option exercises during the years ended December 31, 2011 was approximately $7,555. No options were exercised in 2012.

Warrants

In January 2011, the Company engaged a firm to provide public relations and media services and issued a warrant to acquire 25,000 shares of its common stock at an exercise price of $0.35, with the shares vesting in equal monthly installments over three months. The Company recognized $12,567 as consulting expense which is included in general and administrative expense in the consolidated statements of operations. In addition, the agreement provided for a fee of $4,000 per month for three months.

In January 2009, in connection with the Company’s 2009 Bridge Note, the Company issued to holders of the notes detachable warrants to acquire 750,000 shares of common stock.  In July 2010, the Company amended the terms for the warrants, increasing the number of warrants to acquire shares by 375,000 for a total of 1,125,000 shares upon the exercise of the warrants.

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,331,712	$1.72
Granted	–	$–
Exercised	(257,143)	0.001
Forfeited	(1,934,569)	0.40
Outstanding at December 31, 2012	2,140,000	$0.60	1.45 years	$33,750
Exercisable at December 31, 2012	2,140,000	$0.60	1.45 years	$33,750

As of December 31, 2012, there was no unrecognized compensation cost related to warrants.

Note 12.    INCOME TAXES

The Company has not incurred any U.S. Federal or state tax expense since its inception. Significant deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards, United States	$5,416,000	$4,894,000
Installment sale	305,000	305,000
Share-based compensation and consulting	2,177,000	2,152,000
Other	44,000	40,000
Total deferred tax assets	7,942,000	7,391,000
Less: valuation allowance	(7,942,000)	(7,391,000)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012 and 2011.

At December 31, 2012, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $14.4 million available to offset future taxable income which will expire on various dates through 2031.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2012 and 2011(computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2012	2011
Expected tax benefit	(34.0)%	(34.0)%

Permanent differences:	0.1%	(135.4)
Other	0.1%
Change in valuation allowance	33.8%	169.4%
Effective tax rate	–%	–%

The Company files income tax returns in the U.S. federal and Texas jurisdictions, and is no longer subject to tax examinations for years prior to 2004.

