Form 10-Q
period 2013-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2013-05-14
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,627,868 shares of common stock with a par value of $.001 outstanding as of May 14, 2013

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224,633	$511,687
Prepaid and other current assets	88,202	60,115
Total current assets	312,835	571,802

Equipment, net	2,334	3,464
Total assets	$315,169	$575,266

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party account payable of $700,000 and $650,000, respectively)	$1,054,256	$933,547
Accrued expenses (including related party accrued expenses of $585,000 and $560,000, respectively)	1,181,283	1,172,752
Derivative liability	135,888	82,200
Other liability – stock grant	66,000	66,000

Total current liabilities	2,437,427	2,254,499

Commitments and contingencies

Deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 shares issued and outstanding	21,627	21,627

Additional paid-in capital	20,212,811	20,207,647
Accumulated deficit	(22,356,696)	(21,908,507)
Total deficit	(2,122,258)	(1,679,233)
Total liabilities and deficit	$315,169	$575,266

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$–	$–

Operating expenses:
Research and development	237,817	298,825
General and administrative	156,832	188,776
Total operating expenses	394,649	487,601

Other income (expense):
Interest expense	(36)	(3,369)
Interest income	184	1,355
Loss on derivative liability	(53,688)	(169,813)
Total other expense	(53,540)	(171,827)

Net loss	$(448,189)	$(659,428)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	21,627,868	21,370,725

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(448,189)	$(659,428)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,130	1,745
Employee stock-based compensation	1,964	18,797
Loss on derivative liability	53,688	169,813
Changes in operating assets and liabilities:
Prepaid and other current assets	(28,087)	(26,239)
Accounts payable	120,709	11,269
Accrued expenses	11,731	20,251
Accrued interest payable	–	3,360
Net cash used in operating activities	(287,054)	(460,432)

Net cash provided by (used in) investing activities	–	–

Net cash provided by (used in) financing activities	–	–

Net decrease in cash and cash equivalents	(287,054)	(460,432)

Cash and cash equivalents at beginning of period	511,687	2,125,229

Cash and cash equivalents at end of period	$224,633	$1,664,797

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-Cash financing and investing activities: Warrants issued for legal settlement	$3,200	$–

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the three month periods ended March 31, 2013 and 2012, no milestone payments were received.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At March 31, 2013, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2012.

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

As the Company had losses from continuing operations for the three month periods ended March 31, 2013 and 2012, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At March 31, 2013 and 2012, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2013	2012
Stock options outstanding under various stock option plans	1,381,500	1,381,500
Warrants	1,625,000	4,331,712
Total	3,006,500	5,713,212

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

Note 3.	GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $448,000, and net cash used in operations of approximately $287,000 for the three months ended March 31, 2013, an accumulated deficit of approximately $22.4 million and total deficit of approximately $2.1 million at March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it has sufficient capital to meet its anticipated operating cash requirements for the next two to three months.

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

Note 4.	EQUIPMENT

Equipment balances at March 31, 2013 and December 31, 2012 are summarized below:

	2013	2012
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(37,124)	(35.994)
Equipment, net	$2,334	$3,464

Note 5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and December 31, 2012 are summarized below:

	2013	2012
Legal and professional	$-	$30,000
Clinical and other studies	138,422	138,427
Compensation	288,652	282,883
Minimum royalty	747,500	710,000
Settlement – New Millennium	-	10,200
Other	6,709	1,242
Total accrued expenses	$1,181,283	$1,172,752

Note 6.	DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was $135,888 and $82,200 at March 31, 2013 and December 31, 2012, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	2-3 years
Volatility	94.7-95.5%
Risk-free interest rate	0.25%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of March 31, 2013, are as follows:

	Value at March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$135,888	$–	$135,888	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of March 31, 2013 and December 31, 2012, respectively. The fair values of accounts receivable, accounts payable, notes payable and stock grant liability approximate the carrying amounts due to the short term nature of these instruments. The fair value of related party accounts payable and accrued expenses are not practicable to estimate due to the related party nature of the underlying transactions.

Note 7.	LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space which expires in December 2013. As of March 31, 2013, future minimum lease payments for the remainder of 2013 are $108,000.

Legal Matters

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013 a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share. At December 31, 2012 the Company has recorded an accrual of approximately $10,200 related to this settlement which was paid during the three month period ended March 31, 2013.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. The Company was unable to reach a settlement and has asked the court to issue an order on the matter. No accrual for a potential loss contingency has been recorded as it cannot be reasonably estimated.

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

Note 8.	RELATED PARTY TRANSACTIONS

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through March 31, 2013, the Company had paid a total of $550,000 toward this agreement and has accrued $700,000 and $650,000, which is included in accounts payable in the consolidated balance sheets as of March 31, 2013, and December 31, 2012, respectively. During the three month periods ended March 31, 2013 and 2012, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the three month periods ended March 31, 2013 and 2012, the Company did not recognize any revenue from its share of Lipitek revenues.

For the potential acquisition of Lipitek, the Company determined that, under SEC Regulation S-X, Rule 11-01(d) (“11-01”), and ASC 805 Lipitek would be classified as a development stage company and thus was not considered a business. As a result, purchase accounting rules did not apply.  The Company also cannot determine with any certainty at this time, if it will exercise the option to purchase Lipitek in the future.

Note 9.	EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2013, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	1,625,000
Stock options available for grant	2,159,250
5,165,750

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of March 31, 2013 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2012, all of which is in accrued expenses as the shares were not issued as of March 31, 2013 and December 31, 2012.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the three months ended March 31, 2013 and 2012.

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2013 and 2012, with respect to awards under the Company’s stock plans are as follows:

	2013	2012
Research and development	$1,964	$12,806
General and administrative	$–	$5,991
Total employee stock-based compensation	$1,964	$18,797

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2013	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at March 31, 2013	1,381,500	$0.91	5.59 years	$18,000
Options Exercisable at March 31, 2013	1,362,250	$0.92	5.56 years	$18,000

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2013:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2013	46,250	$0.21
Granted	-	-
Vested	(27,000)	0.21
Cancelled or forfeited	-	-
Outstanding at March 31, 2013	19,250	$0.21

Warrants

On January 31, 2013 a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share. The warrants were valued using the Black -Scholes model at $3,200. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 95%, (3) a contractual life of 5 years, and (4) a risk free rate of 0.88%. At December 31, 2012 the Company recorded an accrual of approximately $10,200 related to this settlement which was paid during the three month period ended March 31, 2013.

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,140,000	$0.60
Granted	25,000	$0.25		$-
Forfeited	(540,000)	$0.29
Outstanding at March 31, 2013	1,625,000	$0.45	1.72 years	$101,250
Exercisable at March 31, 2013	1,625,000	$0.45	1.72 years	$101,250

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, terminal deoxynucleotidyl transferase (TdT). In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2013 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2013 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in the three months ended March 31, 2013 nor the year ended December 31, 2012.

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

Development Programs

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme TdT. We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and was designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study is to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects. Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2013 if additional financing is available.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Research and development. Research and development expenses decreased by approximately $61,000, or 20%, to approximately $238,000 for the three months ended March 31, 2013, as compared to approximately $299,000 for the three months ended March 31, 2012. The decrease in 2013 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative. General and administrative expenses decreased by approximately $32,000, or 17%, to approximately $157,000 for the three months ended March 31, 2013, as compared to approximately $189,000 for the three months ended March 31, 2012. The decrease was due primarily to a decrease in stock-based compensation from prior year, partially offset by an increase in compensation, as well as an increase in consulting expense for professional services.

Other Income (Expense). Other expense decreased $118,000, or 69% to expense of approximately $54,000 for the three months ended March 31, 2013 compared to expense of approximately $172,000 for the three months ended March 31, 2012. The decrease is due primarily to a decrease of approximately $116,000, or 68%, in the loss on derivative liability of approximately $170,000 in 2012, compared to a loss of approximately $54,000 in 2013.

Going Concern and Recent Events

Our consolidated financial statements for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $448,000, and net cash used in continuing operations of approximately $287,000 for the three months ended March 31, 2013, an accumulated deficit of approximately $22.4 million and total deficit of approximately $2.1 million at March 31, 2013. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2012 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

In November 2010, we received approximately $6.0 million as our pro rata portion of the up-front payment from the sale of our shares of AdnaGen as described above. Management believes we now have sufficient capital to meet our anticipated operating cash requirements for the next two to three months.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of approximately $225,000 compared to approximately $512,000 at December 31, 2012. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next two to three months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the three months ended March 31, 2013, net cash used in operations decreased $173,000, or 38% to approximately $287,000 compared to approximately $460,000 for the three months ended March 31, 2012. The decrease was primarily due to the reduced activities in the clinical development of our agents due to lack of sufficient capital to start our Phase 1 trials.

Investing and Financing Activities. There was no cash provided by investing or financing activities for the three months ended March 31, 2013 or 2012.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2013:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013 a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share. At December 31, 2012 the Company has recorded an accrual of approximately $10,200 related to this settlement which was paid during the three month period ended March 31, 2013.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. The Company was unable to reach a settlement and has asked the court to issue an order on the matter. No accrual for a potential loss contingency has been recorded as it cannot be reasonably estimated.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

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

Date: May 14, 2013

