Form 10-K
period 2013-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2014-04-14
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

  Yes   ☐   No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $1,129,364 (based upon 12,548,489 shares at $0.09 per share).

As of April 7, 2014, there were 21,627,868 shares of common stock outstanding.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2014 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2014 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG (“AdnaGen”), for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in 2013 or 2012.

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

During the last four fiscal years, we spent approximately $3.6 million on research and development, excluding discontinued operations.

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

Our Drug Candidate Pipeline

The following table summarizes the status of our various pre-clinical and clinical development programs underway:

Program	Indication	Status	Planned Activities	Commercial Rights
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial to be Reinitiated in 2014	OncoVista-Sub

L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Commence Phase I Trial in 2014	OncoVista-Sub

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

We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and was designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study is to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, We expect to start enrolling patients in 2014 if additional financing is available.

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

Clinical Development

One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for OVI-117. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2014 if additional financing is available.

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

Intellectual Property

As of April 7, 2014, we held eight issued US and worldwide patents and 2 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part, and international patents have been filed.

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

Employees

As of the date hereof, we have two full-time employees. Of our employees, one is executive and one is engaged in research and development. We have engaged the services of experts in clinical/regulatory, quality assurance, and accounting as needed on an independent contractor basis to continue to advance our drug candidates through clinical studies.

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

ITEM 2 – PROPERTIES

Our fully equipped office and research facilities are located in the Texas Research Park in San Antonio, Texas.  We have a total of 6,925 square feet of office and research space, of which the labs are fully equipped for organic chemistry, as well as analytical and biological activities. Pursuant to a Lease Agreement between Lipitek International and us, we lease the laboratory space for approximately $12,000 per month from Lipitek International under a three-year Lease Agreement that expired in December 2013. The lease payment was frozen from April 1, 2013. Lipitek is an affiliate of Alexander L. Weis, Ph.D., our Chief Executive Officer, President, CFO, and Secretary.  Additionally, pursuant to a Lease Agreement between Texas Research and Technology Foundation and us, we lease office space located in San Antonio, Texas for approximately $1,200 per month on a month-to-month basis.

ITEM 3 – LEGAL PROCEEDINGS

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013 a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share. At December 31, 2012 the Company has recorded an accrual of approximately $10,200 related to this settlement. The amounts were paid in 2013.

On August 26, 2011, an action was filed in the Supreme Court of the State of New York, New York County, by CAMOFI Master LDC and CAMHZN LDC (“Plaintiffs”) against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. (“Defendants”). Plaintiffs brought six claims against the Defendants: three for breach of contract; one for declaratory relief; one for specific performance; and one for attorneys’ fees. The entire action arose from Plaintiffs seeking the issuance of: (i) 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. Plaintiffs alleged these securities were due to them pursuant to a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement signed with the Company for a transaction in August 2007. On June 29, 2012, Plaintiffs filed a motion for summary judgment on all of their causes of action. On January 17, 2013, oral arguments were heard and the court granted the Plaintiffs’ motion for summary judgment on the declaratory relief cause of action only. The court reserved judgment on the other five causes of action and the judge asked the parties to attempt to reach a settlement. While the judge indicated that the Anti-Dilution Agreement was unambiguous and not mistaken, she also indicated that it would not be equitable to either the Company or its public shareholders to issue hundreds of millions of additional shares. The parties were unable to reach a settlement and the matter went back to the court for a decision. On March 25, 2014, the court granted Plaintiffs’ causes of action for breach of contract and attorneys fees, but denied the cause of action for specific performance, ruling that monetary damages would be sufficient to compensate Plaintiffs without the Company being forced to issue hundreds of millions of additional shares. A Special Referee will decide the amount of the monetary damages and attorneys’ fees to be awarded to Plaintiffs. Defendants will have the opportunity to argue these amounts at a hearing before the Special Referee before that decision. The date for this hearing has not yet been set.

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

Year Ended December 31, 2013	High	Low
First Quarter	$0.32	$0.06
Second Quarter	0.14	0.06
Third Quarter	0.25	0.03
Fourth Quarter	0.18	0.03

Year Ended December 31, 2012	High	Low
First Quarter	$0.70	$0.18
Second Quarter	0.50	0.12
Third Quarter	0.40	0.12
Fourth Quarter	0.32	0.10

The foregoing quotations were provided by Yahoo! ® Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCQB was $0.20 on April 7, 2014. We have 21,627,868 shares of common stock issued and outstanding. Based on information available from our registrar and transfer agent, we estimate that we have approximately 226 stockholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2013.

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of CTCs in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings, whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment. No milestone payments were received in 2013 or 2012.

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

Development Program

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2014 if additional financing is available.

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2014 if additional financing is available.

Research and development expenditures for the above projects totaled approximately $ 901,000 and $1.1 million for the years ended 2013 and 2012, respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

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

Results of Operations

Years Ended December 31, 2013 and 2012

Research and development.   Research and development expenses decreased by approximately $199,000, or 18%, to approximately $901,000 for the year ended December 31, 2013, as compared to $1.1 million for the year ended December 31, 2012.  The decrease in 2013 is primarily due to the scaling down of our research and development operations for substantially the entire year as a result of the unavailability of sufficient capital resources.

General and administrative.   General and administrative expenses decreased by approximately $259,000, or 29%, to approximately $622,000 for the year ended December 31, 2013, as compared to approximately $881,000 for the year ended December 31, 2012.  In 2013, the decrease was due primarily to a decrease in stock-based compensation from the prior year, partially offset by an increase in consulting expense for professional services.

We expect general and administrative expense in 2014 to increase primarily due to an increase in salaries and benefits as we anticipate additional headcount in 2014 to support operations, and stock compensation expense for any restricted stock, options, or warrants granted during the year.  Additionally, we expect to continue to utilize external consultants to provide staff augmentation.

Other Income (Expense). Other income (expense) decreased by approximately $280,400 or 79% to income of approximately $72,600 for the year ended December 31, 2013 compared to income of approximately $353,000 for the year ended December 31, 2012 due to gains on debt settlement and derivative liabilities.

Net Income (Loss). As a result of the foregoing, our net loss decreased by approximately $200,000 to a loss of approximately $1.4 million for the year ended December 31, 2013 compared to net loss of approximately $1.6 million for the year ended December 31, 2012.

Going Concern and Recent Events

Our consolidated financial statements for the year ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We reported a net loss of approximately $1.4 million from operations, and net cash used in operations of approximately $467,000 for the year ended December 31, 2013, an accumulated deficit of approximately $23.4 million and a total deficit of approximately $3.1 million at December 31, 2013. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2013 includes a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of approximately $45,000 compared to approximately $512,000 at December 31, 2012. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flows are sufficient to meet our anticipated operating cash needs for the next month.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate revenues from collaborative agreements.

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

Operating Activities.   For the year ended December 31, 2013, net cash used in operations was approximately $467,000 compared to approximately $1.55 million for the year ended December 31, 2012.

Investing Activities. For the year ended December 31, 2013 net cash provided by investing activities was nil.

Financing Activities.    No cash was provided by or used in financing activities for the year ended December 31, 2013 compared to $60,000 used in financing activities for the year ended December 31, 2012.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2013, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2013:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Alexander L. Weis, Ph.D.	64	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Alexander Ruckdaeschel	41	Director, Audit Committee Member, Compensation Committee Member
William J. Brock	64	Director, Audit Committee Chairman, Compensation Committee Chairman

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

On February 11, 2014, Michael F. Moloney, Chief Operating Officer has resigned from the Company.

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

During the year ended December 31, 2013, our Board of Directors held one meeting.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2013 and 2012 by our current Chief Executive Officer and our only other officer. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation		Total
	(1)	($)	($)	($)	($)(2)	($)	($)	($)		($)

Alexander L. Weis, Ph.D. Chief Executive Officer,	2013	77,500		—				3,000	(3)	80,500
President, Chief Financial Officer and Secretary	2012	310,000		—				12,000	(3)	322,000

Michael F. Moloney	2013	45,000		—				900	(3)	45,900
Chief Operating Officer	2012	180,000		—	43,370			3,600	(3)	226,970

(1)	The information is provided for each fiscal year which begins on January 1 and ends on December 31.
(2)	The amounts reflect the compensation expense in accordance with ASC 718 of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2013 and 2012 are set forth in Note 11 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.
(3)	See “All Other Compensation” table below.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Other ($)	Total ($)
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Chief	2013	3,000	—	—	3,000
Financial Officer, and Secretary	2012	12,000	—	—	12,000

Michael F. Moloney	2013	900	—	—	900
Chief Operating Officer	2012	3,600	—	—	3,600

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alexander L. Weis, Ph.D. Director, CEO, President, CFO and Secretary	—		—	—		—	—	—	—	—

Michael F. Moloney
Chief Operating Officer	450,000	(1)	—	—	$0.31	1/3/2021	—	—	—	—

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

To assist us in conserving our cash, from January 1, 2009, we paid one-half, but accrued the other half of the salaries of the former employees of our U.S. operating company, OncoVista-Sub, through May 15, 2009, which are included in accrued liabilities on our consolidated balance sheet at December 31, 2013.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2013:

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

Pursuant to a three-year Lease Agreement with Lipitek International which expired December 2013, we lease laboratory space for $12,000 per month. A new lease agreement is subject to the next financing of the company.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath P.C. (“GHP”)

GHP is our independent auditor and audited our financial statements for the years ended December 31, 2013 and 2012.  GHP performed the services listed below and was paid the fees listed below for the years ended December 31, 2013 and 2012.

Audit Fees

GHP was paid aggregate audit fees of approximately $42,000 and $46,500 for the years ended December 31, 2013 and December 31, 2012, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2013 and 2012.

Audit Related Fees

GHP was paid no additional fees for the years ended December 31, 2013 and December 31, 2012, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

GHP was paid fees of approximately $0 and $2,500 for the years ended December 31, 2013 and December 31, 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

GHP was not paid any other fees for professional services during the years ended December 31, 2013 and December 31, 2012.

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

Report of Independent Registered Public Accounting Firm (page F-2)

Consolidated Balance Sheets (page F-3)

Consolidated Statements of Operations (page F-4)

Consolidated Statements of Changes in Equity (page F-5)

Consolidated Statements of Cash Flows (F-6)

Notes to Financial Statements (pages F-7 through F-18)

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
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:  April 14, 2014

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on April 14, 2014.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ William J. Brock
William J. Brock
Director

/s/ Alexander Ruckdaeschel
Alexander Ruckdaeschel
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoVista Innovative Therapies, Inc and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP Horwath, P.C.

Denver, Colorado

April 14, 2014

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,898	$511,687
Prepaid and other current assets	50,945	60,115
Total current assets	95,843	571,802

Equipment, net	477	3,464
Total assets	$96,320	$575,266

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party of $896,000 and $650,000, respectively)	$1,266,391	$933,547
Accrued expenses (including related party of $660,000 and $560,000, respectively)	1,873,959	1,172,752
Derivative liability	9,732	82,200
Other liability – stock grant	66,000	66,000
Total current liabilities	$3,216,082	$2,254,499

Commitments and contingencies
Deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 shares issued and outstanding	21,627	21,627
Additional paid-in capital	20,216,731	20,207,647
Accumulated deficit	(23,358,120)	(21,908,507)
Total deficit	(3,119,762)	(1,679,233)
Total liabilities and deficit	$96,320	$575,266

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012

	2013	2012

Revenue	$–	$–

Operating expenses:
Research and development	900,558	1,100,291
General and administrative	621,632	881,010
Total operating expenses	1,522,190	1,981,301

Operating loss	(1,522,190)	(1,981,301)

Other income (expense):
Interest expense	(152)	(6,847)
Interest income	261	3,368
Gain on derivative liability	72,468	240,634
Gain on debt settlement	-	114,495
Other	-	883
Total other income (expense)	72,577	352,533

Net loss	$(1,449,613)	$(1,628,768)

Net loss per share - basic and diluted	$(0.07)	$(0.08)

Weighted average number of shares outstanding during the period - basic and diluted	21,627,868	21,511,943

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

			Additional		Total
	Number of	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2012	21,370,725	$21,370	$20,134,341	$(20,279,739)	$(124,028)

Exercise of warrants	257,143	257			257
Employee stock-based compensation			73,306		73,306

Net loss				(1,628,768)	(1,628,768)

Balance, December 31, 2012	21,627,868	21,627	20,207,647	(21,908,507)	(1,679,233)
Employee stock-based compensation			5,884		5,884

Warrants issued in legal settlement			3,200		3,200

Net loss				(1,449,613)	(1,449,613)

Balance, December 31, 2013	21,627,868	$21,627	$20,216,731	$(23,358,120)	$(3,119,762)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$(1,449,613)	$(1,628,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,987	6,758
Gain on debt settlement	-	(114,495)
Employee stock-based compensation	5,884	73,306
Common stock issued for consulting	-	66,000
Gain on derivative liability	(72,468)	(240,634)
Legal settlement	-	10,200
Changes in operating assets and liabilities:
Prepaid and other assets	9,170	(6,947)
Accounts payable	332,844	115,025
Accrued expenses and other liabilities	704,407	158,972
Accrued interest payable	-	6,784
Net cash used in operating activities	(466,789)	(1,553,799)
Cash flows from investing activities	-	-
Cash flows from financing activities
Repayments of loans and notes payable	-	(60,000)
Proceeds from exercise of warrants	-	257
Net cash used in financing activities	-	(59,743)
Net increase in cash and cash equivalents	(466,789)	(1,613,542)
Cash and cash equivalents at beginning of year	511,687	2,125,229
Cash and cash equivalents at end of year	$44,898	$511,687
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Non-Cash financing and investing activities:
Warrants issued for legal settlement	$3,200	$-

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the years ended December 31, 2013 and 2012, no milestone payments were received.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At December 31, 2013, OVIT had three full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had one full-time employee.

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

Significant estimates during 2013 and 2012 include the valuation of warrants and stock options granted for services or as compensation, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2013 and 2012.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2013 and 2012.

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

As the Company has had losses from operations for the last two years, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  At December 31, 2013 and 2012, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2013	2012
Stock options outstanding under our various stock option plans	1,381,500	1,381,500
Warrants	1,625,000	2,140,000
Total	3,006,500	3,521,500

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

Preclinical Study and Clinical Trial Accruals

Substantially all of the Company’s preclinical studies and clinical trials are being performed by third-party clinical research organizations (“CROs”) and other outside vendors. For preclinical studies, the Company uses the percentage of work completed to date and contract milestones achieved to determine the accruals recorded.  For clinical trial accruals, the Company uses the number of patients enrolled, period of patient enrollment and percentage of work completed to date to estimate the accruals.  The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. The Company’s estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements.

Note 3.       GOING CONCERN AND MANAGEMENT’S PLAN

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1.4 million, and net cash used in operations of approximately $467,000 for the year ended December 31, 2013, an accumulated deficit of approximately $23.4 million, and a total deficit of approximately $3.1 million at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4.       EQUIPMENT

Equipment balances at December 31, 2013 and 2012 are summarized below:

	2013	2012
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(38,981)	(35,994)
Equipment, net	$477	$3,464

Note 5.       ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 are summarized below:

	2013	2012
Legal and professional	$28,008	$30,000
Clinical and other studies	138,427	138,427
Compensation	840,820	282,883
Minimum royalty	860,000	710,000
Settlement – New Millennium	-	10,200
Other	6,704	1,242
Total accrued expenses	$1,873,959	$1,172,752

Note 6.       DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number of shares issued upon settlement.

The estimated fair value of the derivative liability was $9,732 and $82,200 at December 31, 2013 and 2012, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.  Key assumptions used to apply these models are as follows:

Expected term	1-2 years
Volatility	94.7-100.5%
Risk-free interest rate	0.25%-0.43%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of December 31, 2013 and 2012 are as follows:

	Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability at December 31, 2013	$9,732	$–	$9,732	$–
Derivative liability at December 31, 2012	$82,200	$–	$82,200	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of December 31, 2013 and 2012, respectively. The fair value of accounts payable approximate the carrying amount due to the short-term nature of these instruments.  The fair value of related party accounts payable and accrued expenses are not practicable to estimate due to the related party nature of the underlying transactions.

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

Note 8.       LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space (see Note 9) which expired in December 2013. Beginning in January 2014, the Company is utilizing the space, however, no terms have been negotiated and no payments have been made.

Total rent expense amounted to approximately $159,600 and $157,200 for the years ended December 31, 2013 and 2012, respectively.

Employment Contracts

The Company has employment contracts with certain executive officers. The contracts have commitment periods of between one and two years, and are subject to automatic renewal for one year terms. Compensation provided under the contracts ranges from $183,600 to $322,000, as well as bonuses of up to 30% to 40% of base salary.  Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2013 and 2012.  In the event of termination without cause, the contract provides for a severance of salary and benefits continuation for periods of between three months and one year.

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

On August 26, 2011, an action was filed in the Supreme Court of the State of New York, New York County, by CAMOFI Master LDC and CAMHZN LDC (“Plaintiffs”) against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. (“Defendants”). Plaintiffs brought six claims against the Defendants: three for breach of contract; one for declaratory relief; one for specific performance; and one for attorneys’ fees. The entire action arose from Plaintiffs seeking the issuance of: (i) 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. Plaintiffs alleged these securities were due to them pursuant to a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement signed with the Company for a transaction in August 2007. On June 29, 2012, Plaintiffs filed a motion for summary judgment on all of their causes of action. On January 17, 2013, oral arguments were heard and the court granted the Plaintiffs’ motion for summary judgment on the declaratory relief cause of action only. The court reserved judgment on the other five causes of action and the judge asked the parties to attempt to reach a settlement. While the judge indicated that the Anti-Dilution Agreement was unambiguous and not mistaken, she also indicated that it would not be equitable to either the Company or its public shareholders to issue hundreds of millions of additional shares. The parties were unable to reach a settlement and the matter went back to the court for a decision. On March 25, 2014, the court granted Plaintiffs’ causes of action for breach of contract and attorneys fees, but denied the cause of action for specific performance, ruling that monetary damages would be sufficient to compensate Plaintiffs without the Company being forced to issue hundreds of millions of additional shares. A Special Referee will decide the amount of the monetary damages and attorneys’ fees to be awarded to Plaintiffs. Defendants will have the opportunity to argue these amounts at a hearing before the Special Referee before that decision. The date for this hearing has not yet been set. No amount has been recorded in the accompanying financial statements as the amount is not estimatable as of the issuance of the financial statements.

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

Note 9.    RELATED PARTY TRANSACTIONS

OncoVista

Alexander L. Weis, Ph.D., Chairman of the Company’s Board of Directors and its CEO, President, CFO and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC.  The Company leases its laboratory space from Lipitek, Inc. under a three-year lease agreement (see Note 8).  Rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2013, the Company has paid $550,000 toward this agreement and has accrued $660,000, representing one quarterly payment for 2009 and all of the 2010, 2011, 2012 and 2013 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2013 and 2012 and as a component of research and development expense for the years ended December 31, 2013 and 2012. The Company has not made any payments toward the agreement in 2013 and 2012.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2013 and 2012, the Company did not recognize any revenue from its share of Lipitek revenues.

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

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2013, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	1,625,000
Stock options available for grant	2,159,250

5,165,750

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of December 31, 2013 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2012 all of which is in accrued expenses as the shares were not issued as of December 31, 2013.

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

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share-based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  No options were granted in 2013 or 2012.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2013 and 2012, with respect to awards under all option plans is as follows:

	2013	2012
Research and development	$5,884	$51,224
General and administrative	-	22,082
Total employee stock-based compensation	$5,884	$73,306

As of December 31, 2013, the unrecognized stock based compensation, of approximately $1,000, will be recognized over a weighted average period of less than one year.

The Company follows fair value accounting and the related provisions of ASC 718 for all share-based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s stock option activity for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at December 31, 2013	1,381,500	$0.91	4.84 years	$–
Options Exercisable at December 31, 2013	1,381,250	$0.91	4.83 years	$–

The following summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2013:

	2013
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	46,250	$0. 21
Granted	–	–
Vested	(46,250)	0.21
Cancelled or forfeited	–	–
Outstanding at December 31	–	$–

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,140,000	$0.60
Granted	25,000	0.25
Exercised	–	–
Forfeited	(540,000)	3.50
Outstanding at December 31, 2013	1,625,000	$0.46	0.94 years	$–
Exercisable at December 31, 2013	1,625,000	$0.46	0.94 years	$–

As of December 31, 2013, there was no unrecognized compensation cost related to warrants.

Note 11.    INCOME TAXES

The Company has not incurred any U.S. Federal or state tax expense since its inception. Significant deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013		2012
Deferred tax assets:
Net operating loss carryforwards, United States		$5,729,000		$5,416,000
Installment sale		305,000		305,000
Deferred compensation		160,000
Share-based compensation and consulting		2,179,000		2,177,000
Other		61,000		44,000
Total deferred tax assets		8,434,000		7,942,000
Less: valuation allowance		(8,434,000)		(7,942,000)
Net deferred tax assets	$	−	$	−

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013 and 2012.

At December 31, 2013, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $15.9 million available to offset future taxable income which will expire on various dates through 2032.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2013	2012
Expected tax benefit	(34.0)%	(34.0)%

Permanent differences:
Other	0.1%	0.1%
Change in valuation allowance	33.9%	33.8%
Effective tax rate	–%	–%

The Company files income tax returns in the U.S. federal and Texas jurisdictions, and is no longer subject to tax examinations for years prior to 2005.

