Form 10-Q
period 2014-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2014-05-09
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,627,868 shares of common stock with a par value of $.001 outstanding as of May 7, 2014

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,871	$44,898
Prepaid and other current assets	50,945	50,945
Total current assets	80,816	95,843

Equipment, net	–	477
Total assets	$80,816	$96,320

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party account payable of $946,000 and $896,000, respectively)	$1,314,071	$1,266,391
Accrued expenses (including related party accrued expenses of $685,000 and $660,000, respectively)	2,055,118	1,873,959
Derivative liability	71,751	9,732
Other liability – stock grant	66,000	66,000

Total current liabilities	3,506,940	3,216,082

Commitments and contingencies

Deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 shares issued and outstanding	21,627	21,627
Additional paid-in capital	20,217,726	20,216,731
Accumulated deficit	(23,665,477)	(23,358,120)
Total deficit	(3,426,124)	(3,119,762)
Total liabilities and deficit	$80,816	$96,320

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$–	$–

Operating expenses:
Research and development	150,273	237,817
General and administrative	95,070	156,832
Total operating expenses	245,343	394,649

Other income (expense):
Interest expense	–	(36)
Interest income	5	184
Loss on derivative liability	(62,019)	(53,688)
Total other expense	(62,014)	(53,540)

Net loss	$(307,357)	$(448,189)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	21,627,868	21,627,868

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(307,357)	$(448,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	995	1,964
Depreciation	477	1,130
Loss on derivative liability	62,019	53,688
Changes in operating assets and liabilities:
Prepaid and other current assets	47,680	(28,087)
Accounts payable	181,159	120,709
Accrued expenses	–	11,731
Net cash used in operating activities	(15,027)	(287,054)

Net cash provided by (used in) investing activities	–	–

Net cash provided by (used in) financing activities	–	–

Net decrease in cash and cash equivalents	(15,027)	(287,054)

Cash and cash equivalents at beginning of period	44,898	511,687

Cash and cash equivalents at end of period	$29,871	$224,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-Cash financing and investing activities:
Warrants issued for legal settlement	$–	$3,200

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the three month periods ended March 31, 2014 and 2013, no milestone payments were received.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At March 31, 2014, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had no full-time employee.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2013.

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

As the Company had losses from continuing operations for the three month periods ended March 31, 2014 and 2013, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At March 31, 2014 and 2013, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2014	2013
Stock options outstanding under various stock option plans	1,381,500	1,381,500
Warrants	1,625,000	1,625,000
Total	3,006,500	3,006,500

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $307,000, and net cash used in operations of approximately $15,000 for the three months ended March 31, 2014, an accumulated deficit of approximately $23.7 million and total deficit of approximately $3.4 million at March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it has sufficient capital to meet its anticipated operating cash requirements for the next two to three months.

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

Note 4.	EQUIPMENT

Equipment balances at March 31, 2014 and December 31, 2013 are summarized below:

	2014	2013
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(39,458)	(38,981)
Equipment, net	$-	$477

Note 5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and December 31, 2013 are summarized below:

	2014	2013
Legal and professional	$28,008	$28,008
Clinical and other studies	138,427	138,427
Compensation	984,479	840,820
Minimum royalty	897,500	860,000
Other	6,704	6,704
Total accrued expenses	$2,055,118	$1,873,959

Note 6.	DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was $71,751 and $9,732 at March 31, 2014 and December 31, 2013, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	0.75-1 years
Volatility	95.5-102.8%
Risk-free interest rate	0.10 - 0.36%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of March 31, 2014, are as follows:

	Value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$71,751	$–	$71,751	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of March 31, 2014 and December 31, 2013, respectively. The fair values of accounts payable and stock grant liability approximate the carrying amounts due to the short term nature of these instruments. The fair value of related party accounts payable and accrued expenses are not practicable to estimate due to the related party nature of the underlying transactions.

Note 7.	LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space (see Note 8) which expired in December 2013. Beginning in January 2014, the Company is utilizing the space, however, no terms have been negotiated and no payments have been made.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through March 31, 2014, the Company had paid a total of $550,000 toward this agreement and has accrued $900,000 and $850,000, which is included in accounts payable in the consolidated balance sheets as of March 31, 2014, and December 31, 2013, respectively. During the three month periods ended March 31, 2014 and 2013, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the three month periods ended March 31, 2014 and 2013, the Company did not recognize any revenue from its share of Lipitek revenues.

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

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2014, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	1,625,000
Stock options available for grant	2,159,250
5,165,750

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of March 31, 2014 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2012, all of which is in accrued expenses as the shares were not issued as of March 31, 2014 and December 31, 2013.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the three months ended March 31, 2014 and 2013.

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2014 and 2013, with respect to awards under the Company’s stock plans are as follows:

	2014	2013
Research and development	$995	$1,964
General and administrative	$–	$–
Total employee stock-based compensation	$995	$1,964

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at March 31, 2014	1,381,500	$0.91	4.59 years	$–
Options Exercisable at March 31, 2014	1,381,500	$0.91	4.59 years	$–

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,625,000	$0.45
Granted	-
Forfeited	-
Outstanding at March 31, 2014	1,625,000	$0.45	0.72	$45,000
Exercisable at March 31, 2014	1,625,000	$0.45	0.72	$45,000

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, terminal deoxynucleotidyl transferase (TdT). In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2014 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2014 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in the three months ended March 31, 2014 nor the year ended December 31, 2013.

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

Research and development expenditures for the above projects totaled approximately $150,000 and $238,000 for the three month periods ended March 31, 2014 and 2013 respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Research and development. Research and development expenses decreased by approximately $88,000, or 37%, to approximately $150,000 for the three months ended March 31, 2014, as compared to approximately $238,000 for the three months ended March 31, 2013. The decrease in 2014 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative. General and administrative expenses decreased by approximately $62,000, or 39%, to approximately $95,000 for the three months ended March 31, 2014, as compared to approximately $157,000 for the three months ended March 31, 2013. The decrease was due primarily to reduced activities due to a lack of sufficient capital.

Other Income (Expense). Other expense increased $8,000, or 15% to expense of approximately $62,000 for the three months ended March 31, 2014 compared to expense of approximately $54,000 for the three months ended March 31, 2013.

Going Concern and Recent Events

Our consolidated financial statements for the three months ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $307,000, and net cash used in continuing operations of approximately $15,000 for the three months ended March 31, 2014, an accumulated deficit of approximately $23.7 million and total deficit of approximately $3.4 million at March 31, 2014. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2013 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of approximately $29,900 compared to approximately $44,900 at December 31, 2013. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next two to three months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the three months ended March 31, 2014, net cash used in operations decreased $272,000, or 95% to approximately $15,000 compared to approximately $287,000 for the three months ended March 31, 2013. The decrease was primarily due to the reduced activities in the clinical development of our agents due to lack of sufficient capital to start our Phase 1 trials.

Investing and Financing Activities. There was no cash provided by investing or financing activities for the three months ended March 31, 2014 or 2013.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2014:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 9, 2014

