Form 10-Q
period 2014-06-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2014-08-12
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 21,627,868 shares of common stock with a par value of $.001 outstanding as of August 11, 2014.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,932	$44,898
Prepaid and other current assets	43,595	50,945
Total current assets	99,527	95,843

Equipment, net	-	477
Total assets	$99,527	$96,320

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party account payable of $996,000 and $896,000, respectively)	$1,364,072	$1,266,391
Accrued expenses (including related party accrued expenses of $710,000 and $660,000, respectively)	2,211,571	1,873,959
Loan Payable (including accrued interest of $1,667)	101,667
Derivative liability	675,267	9,732
Other liability – stock grant	66,000	66,000

Total current liabilities	4,418,577	3,216,082

Commitments and contingencies

Deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 shares issued and outstanding	21,627	21,627
Additional paid-in capital	20,217,726	20,216,731
Accumulated deficit	(24,558,403)	(23,358,120)
Total deficit	(4,319,050)	(3,119,762)
Total liabilities and deficit	$99,527	$96,320

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$–	$–	$–	$–

Operating expenses:
Research and development	125,031	215,718	275,304	453,535
General and administrative	162,713	135,702	257,783	292,534

Total operating expenses	287,744	351,420	533,087	746,069

Loss from operations	(287,744)	(351,420)	(533,087)	(746,069)

Other income (expense):
Interest income	1	48	6	233
Gain (loss) on derivative liability	(603,516)	94,127	(665,535)	40,439
Interest expense	(1,667)	(116)	(1,667)	(152)

Total other income (expense), net	(605,182)	94,059	(667,196)	40,520

Net Loss	$(892,926)	$(257,361)	$(1,200,283)	$(705,549)

Net loss per share - basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	21,627,868	21,627,868	21,627,868	21,627,868

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,200,283)	$(705,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	2,196
Employee stock-based compensation	995	3,927
Interest expense	1,667	–
Loss (gain) on derivative liability	665,535	(40,439)

Changes in operating assets and liabilities:
Accounts receivables, prepaid and other current assets	7,350	(24,982)
Accounts payable	97,681	154,263
Accrued expenses	337,612	220,602
Net cash used in operating activities	(88,966)	(389,982)

Net cash provided by (used in) investing activities	–	–

Cash flows for financing activities
Proceeds from loans payable	100,000	–
Net cash provided by financing activities	100,000	–

Net increase in cash and cash equivalents	11,034	(389,982)

Cash and cash equivalents at beginning of period	44,898	511,687

Cash and cash equivalents at end of period	$55,932	$121,705
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash financing and investing activities:
Warrants issued for legal settlement	$-	$3,200

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the six month periods ended June 30, 2014 and 2013, no milestone payments were received.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At June 30, 2014, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had no full-time employees.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

As the Company had losses from operations for the three and six month periods ended June 30, 2014 and 2013, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At June 30, 2014 and 2013, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

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

Note 3. GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1,200,000, and net cash used in operations of approximately $89,000 for the six months ended June 30, 2014, an accumulated deficit of approximately $24.6 million and a total deficit of approximately $4.3 million at June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it has sufficient capital to meet its anticipated operating cash requirements for the next two to three months.

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

Note 4. EQUIPMENT

Equipment balances at June 30, 2014 and December 31, 2013 are summarized below:

	2014(Unaudited)	2013
Equipment	30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(39,458)	(38,981)
Equipment, net	$-	$477

Note 5. ACCRUED EXPENSES

Accrued expenses at June 30, 2014 and December 31, 2013 are summarized below:

	2014(Unaudited)	2013
Legal and professional	$28,088	$28,008
Clinical and other studies	138,427	138,427
Compensation	1,103,352	840,820
Minimum royalty	935,000	860,000
Other	6,704	6,704
Total accrued expenses	$2,211,571	$1,873,959

Note 6. DEBT

In April 2014, the Company borrowed $100,000 in exchange for unsecured notes of totaling $100,000. Accrued interest at June 30, 2014 is approximately $1,700. The notes have an interest rate of 8%, and are due on April 15, 2015. The debt holders may convert the principal and any interest into shares of common stock at a price of $0.75 per share, or 80% of the amount of the Company’s next equity offering. The Company has evaluated the conversion and contingent conversion features of the notes and determined that there is no beneficial conversion feature as of June 30, 2014.

Note 7. DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was $675,267 and $9,732 at June 30, 2014 and December 31, 2013, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	0.5-1 years
Volatility	95.5-102.8%
Risk-free interest rate	0.07-0.10%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of June 30, 2014, are as follows:

	Value at June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$675,267	$–	$675,267	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of June 30, 2014 and December 31, 2013, respectively. The fair values of accounts payable/loan payable and stock grant liability approximate the carrying amounts due to the short term nature of these instruments. The fair value of related party accounts payable and accrued expenses are not practicable to estimate due to the related party nature of the underlying transactions.

Note 8. LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space which expired in December 2013. Beginning in January 2014, the Company is utilizing the space, however, no terms have been negotiated and no payments have been made.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through June 30, 2014, the Company had paid a total of $550,000 toward this agreement and has accrued $950,000 and $850,000, which is included in accounts payable in the consolidated balance sheets as of June 30, 2014, and December 31, 2013, respectively. During the six month periods ended June 30, 2014 and 2013, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the six month periods ended June 30, 2014 and 2013, the Company did not recognize any revenue from its share of Lipitek revenues.

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

In addition the Company has a license agreement with Lipitek which requires the Company to pay minimum royalties. The Company has accrued $710,000 and $690,000, which is included in accrued expenses in the consolidated balance sheet as of June 30, 2014 and December 31, 2013, respectively.

Note 10. EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At June 30, 2014, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	1,625,000
Stock options available for grant	2,159,250
5,165,750

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of June 30, 2014 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2012, all of which is in accrued expenses as the shares were not issued as of June 30, 2014 and December 31, 2013.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the six months ended June 30, 2014 and 2013.

The stock-based compensation expense recorded by the Company for the six months ended June 30, 2014 and 2013, with respect to awards under the Company’s stock plans are as follows:

	2014	2013
Research and development	$995	$3,927
General and administrative	–	–
Total employee stock-based compensation	$995	$3,927

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at June 30, 2014	1,381,500	$0.91	4.34 years	$381,325
Options Exercisable at June 30, 2014	1,381,500	$0.91	4.34 years	$381,325

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,625,000	$0.45
Granted	-
Forfeited	-
Outstanding at June 30, 2014	1,625,000	$0.45	0.50 years	$757,625
Exercisable at June 30, 2014	1,625,000	$0.45	0.50 years	$757,625

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, terminal deoxynucleotidyl transferase (TdT). In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2014 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2014 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in the six months ended June 30, 2014 nor the year ended December 31, 2013.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Research and development. Research and development expenses decreased by approximately $91,000, or approximately 42%, to approximately $125,000 for the three months ended June 30, 2014, as compared to approximately $216,000 for the three months ended June 30, 2013. The decrease in 2014 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative. General and administrative expenses increased by approximately $27,000, or approximately 20%, to approximately $163,000 for the three months ended June 30, 2014, as compared to approximately $136,000 for the three months ended June 30, 2013. The increase was due primarily to an increase in legal and professional fees from prior year.

Other Income (Expense). Other income decreased $699,000, or 743% to loss of approximately $605,000 for the three months ended June 30, 2014 compared to income of approximately $94,000 for the three months ended June 30, 2013. The decrease was primarily due to an increase in the fair value of the derivative liability of approximately $604,000.

Six months ended June 30, 2014 and 2013

Research and development. Research and development expenses decreased by approximately $179,000 or 39%, to approximately $275,000 for the six months ended June 30, 2014, as compared to approximately $454,000 for the six months ended June 30, 2013. The decrease in 2014 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative. General and administrative expenses decreased by approximately $35,000 or 12%, to approximately $258,000 for the six months ended June 30, 2014, as compared to approximately $293,000 for the six months ended June 30, 2013. The decrease was due primarily to a decrease in consulting expense for professional services and legal and professional fees.

Other Income (Expense). Other income decreased $708,000 or 1747% to loss of approximately $667,000 for the six months ended June 30, 2014 compared to income of approximately $40,000 for the six months ended June 30, 2013. The decrease was primarily attributed to an increase in the fair value of the derivative liability of approximately $666,000.

Going Concern and Recent Events

Our consolidated financial statements for the six months ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $1,200,000, and net cash used in operations of approximately $89,000 for the six months ended June 30, 2014, an accumulated deficit of approximately $24.6 million and total deficit of approximately $4.3 million at June 30, 2014. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2012 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of approximately $55,900 compared to approximately $44,900 at December 31, 2013. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next two to three months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the six months ended June 30, 2014, net cash used in operations decreased $301,000, or 77% to approximately $89,000 compared to approximately $390,000 for the six months ended June 30, 2013. The decrease was primarily due to the reduced activities in the clinical development of our agents due to lack of sufficient capital to start our Phase 1 trials.

Investing Activities. There was no cash provided by investing activities for the six months ended June 30, 2014 or 2013.

Financing activities. For the six months ended June 30, 2014, net cash provided by financing activities increased by $100,000 compared to nil for the six months ended June 30, 2013. The increase is attributed to the bridge loans of $100,000 raised in April 2014.

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

Revenue Recognition. While the Company is not currently recognizing revenues, we anticipate that future revenues will be generated from product sales. The Company expects to recognize revenue from product sales in accordance with SEC, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires the Company recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. The Company anticipates that customers will have no right of return for products sold. Revenues are considered to be earned upon shipment.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2014:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 12, 2014

