Form 10-Q
period 2014-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2014-11-13
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 21,627,868 shares of common stock with a par value of $.001 outstanding as of November 12, 2014.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,631	$44,898
Prepaid and other current assets	43,595	50,945
Total current assets	119,226	95,843

Equipment, net	-	477
Total assets	$119,226	$96,320

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party account payable of $1,046,000 and $896,000, respectively)	$1,414,072	$1,266,391
Accrued expenses (including related party accrued expenses of $735,000 and $660,000, respectively)	2,368,024	1,873,959
Loan payable (including accrued interest of $4,267)	204,267
Derivative liability	159,067	9,732
Other liability – stock grant	66,000	66,000

Total current liabilities	4,211,430	3,216,082

Commitments and contingencies

Deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 21,627,868 shares issued and outstanding	21,627	21,627
Additional paid-in capital	20,217,726	20,216,731
Accumulated deficit	(24,331,557)	(23,358,120)
Total deficit	(4,092,204)	(3,119,762)
Total liabilities and deficit	$119,226	$96,320

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development	125,122	222,155	400,426	675,690
General and administrative	161,632	117,364	419,415	409,898

Total operating expenses	286,754	339,519	819,841	1,085,588

Loss from Operations	(286,754)	(339,519)	(819,841)	(1,085,588)

Other income (expense):
Interest expense	(2,600)	-	(4,267)	(152)
Interest income		19	6	251
Gain (loss) on derivative liability	516,200	(29,166)	(149,335)	11,273
Total other income (expense), net	513,600	(29,147)	(153,596)	11,372

Net income (loss)	$226,846	$(368,666)	$(973,437)	$(1,074,216)

Net loss per share - basic and diluted	$0.01	$(0.02)	$(0.05)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	21,627,868	21,627,868	21,627,868	21,627,868

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(973,437)	$(1,074,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	477	2,987
Employee stock-based compensation	995	4,582
Loss (gain) on derivative liability	149,335	(11,273)
Changes in operating assets and liabilities:
Accounts receivables, prepaid and other current assets	7,350	(25,109)
Accounts payable	147,681	237,766
Accrued expenses	494,065	428,765
Accrued interest payable	4,267	–
Net cash used in operating activities	(169,267)	(436,498)

Net cash provided by (used in) investing activities	–	–

Cash flows for financing activities
Proceeds from loans payable	200,000	–
Net cash provided by (used in) financing activities	200,000	–

Net increase (decrease) in cash and cash equivalents	30,733	(436,498)

Cash and cash equivalents at beginning of period	44,898	511,687

Cash and cash equivalents at end of period	$75,631	$75,189

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash financing and investing activities:

Warrants issued for legal settlement	$-	$3,200

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

On October 28, 2010, OVIT entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby OVIT sold all of its shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen to Alere Holdings.  Under the terms of the agreement, OVIT and the other AdnaGen shareholders agreed to sell their respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months.  OVIT is entitled to receive its pro rata portion of the up-front and potential milestone payments.  In November 2010, OVIT received $6.0 million, net of expenses and certain fees, as its share of the $10 million up-front payment. For the nine month periods ended September 30, 2014 and 2013, no milestone payments were received.

OVIT is using the proceeds from the sale of its shares in AdnaGen to fund on-going development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At September 30, 2014, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had no full-time employees.

Note 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

As the Company had losses from continuing operations for the three and nine month periods ended September 30, 2014 and 2013 respectively. Dilution is not permitted if there are losses from continuing operations. Therefore, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At September 30, 2014 and 2013, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2014	2013
Stock options outstanding under various stock option plans	1,381,500	1,381,500
Warrants	1,425,000	1,625,000
Restricted Shares	300,000	300,000
Total	3,106,500	3,306,500

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of $973,437 and net cash used in operations of $169,267 for the nine months ended September 30, 2014, an accumulated deficit of approximately $24,331,557 and a total deficit of $4,092,204 at September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it has sufficient capital to meet its anticipated operating cash requirements for the next two to three months.

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

Note 4.         EQUIPMENT

Equipment balances at September 30, 2014 and December 31, 2013 are summarized below:

	2014(Unaudited)	2013
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(39,458)	(38,981)
Equipment, net	$-	$477

Note 5.         ACCRUED EXPENSES

Accrued expenses at September 30, 2014 and December 31, 2013 are summarized below:

	2014(Unaudited)	2013
Legal and professional	$28,008	$28,008
Clinical and other studies	138,427	138,427
Compensation	1,222,385	840,820
Minimum royalty	972,500	860,000
Other	6,704	6,704
Total accrued expenses	$2,368,024	$1,873,959

Note 6.         DEBT

During the nine-months ended September 30, 2014, the Company borrowed $200,000 in exchange for unsecured notes of totaling $200,000. Accrued interest at September 30, 2014 is approximately $4,267. The notes have an interest rate of 8%, and are due on April 15, 2015. The debt holders may convert the principal and any interest into shares of common stock at a price of $0.75 per share, or 80% of the amount of the Company’s next equity offering. The Company has evaluated the conversion and contingent conversion features of the notes and determined that there is no beneficial conversion feature on the date of the borrowing and as of September 30, 2014.

Note 7.         DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with the bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was $159,067 and $9,732 at September 30, 2014 and December 31, 2013, respectively.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

Expected term	0.25-1 year
Volatility	95.5-102.8%
Risk-free interest rate	0.02% - 0.10%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of September 30, 2014, are as follows:

	Value at Sept 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$159,067	$–	$159,067	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned derivative liability as of September 30, 2014 and December 31, 2013, respectively. The fair values of accounts receivable, accounts payable, notes payable and stock grant liability approximate the carrying amounts due to the short term nature of these instruments. The fair value of related party accounts payable is not practicable to estimate due to the related party nature of the underlying transactions.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through September 30, 2014, the Company had paid a total of $550,000 toward this agreement and has accrued $1,000,000 and $850,000, which is included in accounts payable in the consolidated balance sheets as of September 30, 2014, and December 31, 2013, respectively. During the nine month periods ended September 30, 2014 and 2013, the Company made no payments toward the agreement.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid. All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised. In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In the nine month periods ended September 30, 2014 and 2013, the Company did not recognize any revenue from its share of Lipitek revenues.

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

In addition the Company has a licence agreement with Lipitek which requires the Company to pay minimum royalties. The Company has accrued $720,000 and $690,000, which is included in accrued expenses in the consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively.

Note 10.       EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At September 30, 2014, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	1,425,000
Stock options available for grant	2,159,250
Restricted shares	300,000
5,265,750

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of September 30, 2014 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2013, all of which is in accrued expenses as the shares were not issued as of September 30, 2014 and December 31, 2013.

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the nine months ended September 30, 2014 and 2013.

The stock-based compensation expense recorded by the Company for the nine months ended September 30, 2014 and 2013, with respect to awards under the Company’s stock plans are as follows:

	2014	2013
Research and development	$995	$4,582
General and administrative	$–	$–
Total employee stock-based compensation	$995	$4,582

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at September 30, 2014	1,381,500	$0.91	4.09 years	$28,000
Options Exercisable at September 30, 2014	1,341,500	$0.91	4.09 years	$28,000

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,625,000	$0.45
Granted	–	$–		$-
Forfeited	(200,000)	$2.50
Outstanding at September 30, 2014	1,425,000	$0.16	0.32 years	$157,500
Exercisable at September 30, 2014	1,425,000	$0.16	0.32 years	$157,500

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, terminal deoxynucleotidyl transferase (TdT). In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2014 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2014 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in the nine months ended September 30, 2014 nor the year ended December 31, 2013.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

Research and development. Research and development expenses decreased by approximately $97,000, or approximately 44%, to approximately $125,000 for the three months ended September 30, 2014, as compared to approximately $222,000 for the three months ended September 30, 2013. The decrease in 2014 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative. General and administrative expenses increased by approximately $45,000, or approximately 38%, to approximately $162,000 for the three months ended September 30, 2014, as compared to approximately $117,000 for the three months ended September 30, 2013. The increase was due primarily to an increase in legal and professional fees from prior year.

Other Income (Expense). Other income increased approximately $543,000, or 1,872% to income of approximately $514,000 for the three months ended September 30, 2014 compared to a loss of approximately $29,000 for the three months ended September 30, 2013. The increase is due primarily to a gain on derivative liability of approximately $516,000.

Nine months ended September 30, 2014 and 2013

Research and development. Research and development expenses decreased by approximately $276,000, or 41%, to approximately $400,000 for the nine months ended September 30, 2014, as compared to approximately $676,000 for the nine months ended September 30, 2013. The decrease in 2014 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative. General and administrative expenses increased by approximately $9,000 or 2%, to approximately $419,000 for the nine months ended September 30, 2014, as compared to approximately $410,000 for the nine months ended September 30, 2013. The increase was due primarily to an increase in legal and professional fees.

Other Income (Expense). Other income decreased $165,000 or 1500% to expense of approximately $154,000 for the nine months ended September 30, 2014 compared to income of approximately $11,000 for the nine months ended September 30, 2013. The decrease is due primarily to an increase in derivative liability of approximately $150,000.

Going Concern and Recent Events

Our consolidated financial statements for the nine months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $973,000, and net cash used in continuing operations of approximately $169,000 for the nine months ended September 30, 2014, an accumulated deficit of approximately $24,332,000 and total deficit of approximately $4,092,000 at September 30, 2014. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2013 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of approximately $76,000 compared to approximately $45,000 at December 31, 2013. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next two to three months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the nine months ended September 30, 2014, net cash used in operations decreased $267,000, or 61% to approximately $169,000 compared to approximately $436,000 for the nine months ended September 30, 2013. The decrease was primarily due to the reduced activities in the clinical development of our agents due to lack of sufficient capital to start our Phase 1 trials.

Investing Activities. There was no cash provided by investing activities for the nine months ended September 30, 2014 or 2013.

Financing Activities. For the nine months ended September 30, 2014 net cash provided by financing activities increased by $200,000 compared to nil for the nine months ended September 30, 2013. The increase is attributed to bridge loan of $200,000 raised during the period.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2014:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 12, 2014

