Form 10-K
period 2014-12-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2015-04-15
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Yes   ☐   No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $8,783,942 (based upon 12,548,489 shares at $0.70 per share).

As of April 14, 2015, there were 22,012,896 shares of common stock outstanding.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

➢	In the second quarter of 2008, we launched the Phase I/II clinical trial for Cordycepin (OVI-123) at two sites in the U.S. and, following completion of the Phase I portion of the trial, we planned to collect initial Phase II efficacy data in a small cohort of refractory leukemia patients who express the marker, TdT. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2015 if additional financing is obtained.

➢	We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We have engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2015 if additional financing is available.

➢	We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen AG (“AdnaGen”), for several cancer indications, and marketed diagnostic kits in Europe for the detection of circulating tumor cells (“CTCs”) in patients with cancer. In October 2010, we entered into a Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon's Court (“Alere Holdings”), whereby we sold all of our shares, representing approximately 78% of the total issued and outstanding shares of AdnaGen. Under the terms of the agreement, we and the other AdnaGen shareholders agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within the next 36 months. We are entitled to receive our pro rata portion of the up-front and potential milestone payments. No milestone payments were received in 2014 or 2013.

To date, we have financed our operations principally through offerings of securities exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We used the proceeds from the sale of our shares in AdnaGen to fund on-going development activities for our drug candidate portfolio.  We estimate that our cash reserves will be sufficient to permit us to continue at our anticipated level of operations for at least 2 to 3 months. However, we anticipate we will need to raise additional capital to support our current operations and fund in-licensing and research and development programs and will further require additional financing at various intervals in the future. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all.

Subsequent to yearend, the Company received additional bridge loans in the amount of $140,000 from a related party. The loans were made on various dates between January and April on the same terms as the 2014 bridge loans.

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

During the last five fiscal years, we spent approximately $ 4.3 million on research and development, excluding discontinued operations.

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

Our Drug Candidate Pipeline

The following table summarizes the status of our various pre-clinical and clinical development programs underway:

Program	Indication	Status	Planned Activities	Commercial Rights
Cordycepin (OVI-123)	Refractory TdT Positive Leukemias	In Phase I/II Clinical Development; Open IND; Orphan Drug Designation Received	Phase I/II Trial to be Reinitiated in 2015	OncoVista-Sub

L-Nucleoside Conjugates (OVI-117)	Colon Cancer	Pre-Clinical Development; Initiated GLP animal safety studies	Commence Phase I Trial in 2015	OncoVista-Sub

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

We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was being conducted at two U.S. centers (The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas) and was designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. The primary objective of the 1st phase of the study is to determine the maximally tolerated dose (“MTD”) and the recommended dose (RD) of Cordycepin, given one hour following a fixed dose of the ADA inhibitor Pentostatin, in patients with refractory TdT-positive leukemia. The primary objectives of the 2nd phase of the study will be to determine the single and multiple dose pharmacokinetics of Cordycepin given one hour following a fixed dose of Pentostatin and to measure and quantify any clinical responses following administration of Cordycepin/Pentostatin at the recommended dose in 20 subjects Secondary objectives will include assessing the pharmacokinetics efficacy and safety at the MTD. We anticipate a total time period of 18 months for the trial during which patients will receive Cordycepin for three consecutive days repeated every 28 days. Patients will be eligible for re-treatment if all dose-related toxicities have been resolved by day 28 and there is no evidence of disease progression. Subjects may receive treatment until disease progression and will be followed for at least 30 days after the last administration of study drug.  In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold until such time that additional capital can be raised. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, We expect to start enrolling patients in 2015 if additional financing is available.

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

Clinical Development

One of our L-nucleoside conjugate candidates, OVI-117, is a conjugate of an L-nucleoside  (L-uridine) and the highly toxic compound 5’-fluorodeoxyuridine monophosphate (FdUMP), a thymidylate synthase (TS) inhibitor. We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies in animals, as both a single agent and as a multi-agent combination therapy with oxaliplatin. We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for OVI-117. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2015 if additional financing is available.

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

Intellectual Property

As of December 31, 2014, we held eight issued US and worldwide patents and 2 patent applications. Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our basic patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses to promising product candidates and related technologies. We also maintain various trade secrets which we have chosen not to reveal by filing for patent protection. Our issued patents and patent applications provide protection for our core technologies. In addition to the foregoing patent activity, several continuations-in-part, and international patents have been filed.

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

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. On March 5, 2015, the parties were able to reach a framework for settlement. The final documents of the settlement are in preparation. Management estimated, based on the framework reached in March of 2015, that they will pay approximately $1.2 million in settlement fees. This amount has been recorded as settlement payable and is due over a period of three years. If the Company does not meet the term of the settlement framework, the framework would require the Company to make additional payments of approximately $3.8 million.

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

Year Ended December 31, 2014	High	Low
First Quarter	$0.28	$0.04
Second Quarter	1.75	0.12
Third Quarter	0.76	0.11
Fourth Quarter	0.28	0.01

Year Ended December 31, 2013	High	Low
First Quarter	$0.32	$0.06
Second Quarter	0.14	0.06
Third Quarter	0.25	0.03
Fourth Quarter	0.18	0.03

The foregoing quotations were provided by Yahoo! ® Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The last reported sale price per share of common stock as quoted on the OTCQB was $0.49 on April, 13 2015. We have 22,012,896 shares of common stock issued and outstanding. Based on information available from our registrar and transfer agent, we estimate that we have approximately 226 stockholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2014.

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of CTCs in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings, whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment. No milestone payments were received in 2014 or 2013.

Development Program

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2015 if additional financing is available.

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated in vitro and in vivo data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2015 if additional financing is available.

Research and development expenditures for the above projects totaled approximately $669,000 and $901,000 for the years ended 2014 and 2013, respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

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

OncoVista Innovative Therapies, Inc.

Revenue Recognition. While we have not recognized revenues from continuing operations, we anticipate that future revenues will be generated from product sales.  We expect to recognize revenue from product sales in accordance with SEC, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires we recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. We anticipate that our customers will have no right of return for products sold. Revenues will be considered to be earned upon shipment.

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

Results of Operations

Years Ended December 31, 2014 and 2013

Research and development.   Research and development expenses decreased by approximately $231,000, or 26%, to approximately $669,000 for the year ended December 31, 2014, as compared to approximately $901,000 for the year ended December 31, 2013.  The decrease in 2014 is primarily due to reduced activities in the Phase 1 trials due to a lack of sufficient capital.

General and administrative.   General and administrative expenses increased by approximately $1,255,000, or 202%, to approximately $1,876,000 for the year ended December 31, 2014, as compared to approximately $622,000 for the year ended December 31, 2013.  The increase was due primarily to higher legal expenses and a settlement fee of $1,150,000 accrued at year end.

We expect general and administrative expense in 2015 to increase primarily due to an increase in salaries and benefits as we anticipate additional headcount in 2015 to support operations, and stock compensation expense for any restricted stock, options, or warrants granted during the year.  Additionally, we expect to continue to utilize external consultants to provide staff augmentation.

Other Income (Expense). Other income decreased by approximately $72,000, or 98%, to income of approximately $1,000 for the year ended December 31, 2014 compared to income of approximately $73,000 for the year ended December 31, 2013. The decrease is due primarily to no derivative liability arising from the warrants that were issued in 2009. These warrants expired in 2014.

Going Concern and Recent Events

Our consolidated financial statements for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We reported a net loss of approximately $2.5 million, and net cash used in operations of approximately $232,000 for the year ended December 31, 2014, an accumulated deficit of approximately $25.9 million and a total deficit of approximately $5.7 million at December 31, 2014. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2014 includes a “going concern” explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of approximately $13,000 compared to approximately $45,000 at December 31, 2013. In order to preserve principal and maintain liquidity, our funds are primarily invested with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flows are sufficient to meet our anticipated operating cash needs for the next month.  Our ability to continue as a going concern is dependent our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate revenues from collaborative agreements.

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

Operating Activities. For the year ended December 31, 2014, net cash used in operations decreased $234,000, or 50% to approximately $232,000 compared to approximately $467,000 for the year ended December 31, 2013. The decrease was primarily due to the reduced activities in the clinical development of our agents due to lack of sufficient capital to start our Phase 1 trials.

Investing Activities. There was no cash provided by or used in investing activities for years ended December 31, 2014 or 2013.

Financing Activities. For the year ended December 31, 2014 net cash provided by financing activities increased by $200,000 compared to nil for the year ended December 31, 2013. The increase is attributed to bridge loan of $200,000 raised during the period.

 Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the related independent public accounting firm report for OncoVista Innovative Therapies, Inc. and Subsidiaries are attached to this Annual Report beginning at Page F-1.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2014, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2014:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Alexander L. Weis, Ph.D.	65	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Alexander Ruckdaeschel	42	Director, Audit Committee Member, Compensation Committee Member
William J. Brock	65	Director, Audit Committee Chairman, Compensation Committee Chairman

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

Alexander Ruckdaeschel. Alexander Ruckdaeschel has served as a member of our board since December 2007, as a member of OncoVista-Sub's board since January 2005 and as a member of our Audit Committee and Compensation Committee since March 28, 2008. Mr. Ruckdaeschel is a venture capitalist and, since August 2012, he is Managing Partner of Herakles Capital Management. From September 2006 to August 2012, he was a partner at Alphaplus-Advisors, a U.S. based hedge fund. From January 2003 to September 2006, he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in small-cap Biotech equities worldwide. From December 2003 to July 2006, he was an investment advisor to Nanostart AG, one of Europe’s leading venture investment firms in the area of nanotechnology. Mr. Ruckdaeschel has extensive experience in the European solar industry. He also serves on the board of directors for several private companies. Prior to 2003, he was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor. From 1992 to 2000 Mr. Ruckdaeschel served in the German military, participating in United Nations missions in Somalia, Croatia, and Bosnia.

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

During the year ended December 31, 2014, our Board of Directors held no meeting.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2014 and 2013 by our current Chief Executive Officer and our only other officer. We refer to such individuals as “named executive officers”:

Name and Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation		Total
Position	(1)	($)	($)	($)	($)(2)	($)	($)	($)		($)

Alexander L. Weis, Ph.D. Chief Executive Officer,	2014	310,000		—				12,000	(3)	322,000
President, Chief Financial Officer and Secretary	2013	310,000		—				12,000	(3)	322,000

Michael F. Moloney	2014	22,500		—				450	(3)	22,950
Chief Operating Officer	2013	180,000		—				3,600	(3)	183,600

(1)	The information is provided for each fiscal year which begins on January 1 and ends on December 31.
(2)	The amounts reflect the compensation expense in accordance with ASC 718 of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2014 and 2013 are set forth in Note 11 of our audited consolidated financial statements included in this Annual Report on Form 10-K. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.
(3)	See “All Other Compensation” table below.

All Other Compensation Table

All Other Compensation amounts in the Summary Compensation Table above consist of the following:

Name	Year	Automobile Allowance ($)	Medical Premiums ($)	Other ($)	Total ($)
Alexander L. Weis, Ph.D.
Chief Executive Officer, President, Chief	2014	12,000	—	—	12,000
Financial Officer, and Secretary	2013	12,000	—	—	12,000

Michael F. Moloney	2014	450	—	—	450
Chief Operating Officer	2013	3,600	—	—	3,600

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alexander L. Weis, Ph.D. Director, CEO, President, CFO and Secretary	—	—	—		—	—	—	—	—

Michael F. Moloney
Chief Operating Officer	—	—	—		—	—	—	—	—

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

To assist us in conserving our cash, from January 1, 2009, we paid one-half, but accrued the other half of the salaries of the former employees of our U.S. operating company, OncoVista-Sub, through May 15, 2009, which are included in accrued liabilities on our consolidated balance sheet at December 31, 2014.

Stock Option Plans

We have adopted the following stock option plans:

2007 Stock Option Plan

In June 2007, OncoVista-Sub’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The Plan authorizes the grant of incentive stock options, non-qualified stock options, and stock purchase rights (“Right ”) with respect to up to an aggregate of 3,000,000 shares of our common stock to our employees and directors or our subsidiaries and individuals, including consultants, performing services for our benefit or for the benefit of a subsidiary. As a result of the Merger, the 2007 Plan was adopted by our Board of Directors and all options granted under the 2007 Plan were assumed by us. As of April 14, 2015, 869,000 non-qualified options under the 2007 Plan were issued.

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

The Directors Plan relates to a maximum of 500,000 shares of our common stock for which options may be granted to Eligible Directors who are defined as Independent or Non-Employee Directors. An Independent Director is defined under the Directors Plan as a director meeting the requirements of Section 10A(m) under the Exchange Act and as defined by any exchange or market on which the common stock is traded or is listed. A Non-Employee Director is defined by reference to our definition in Rule 16b-3 under the Exchange Act. As of April 14, 2015, 32,500 options were issued under the Directors Plan. The Directors Plan is to be administered by the board of directors or the Compensation Committee of the board of directors, which is authorized to adopt, interpret, and amend regulations under the Directors Plan.

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

2004 Stock Option Plan

In October 2004, OncoVista-Sub’s Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”). As a result of the Merger, our Board of Directors assumed the 2004 Plan and all options granted under the 2004 Plan were assumed by us. The 2004 Plan authorized the grant of options with respect to up to an aggregate of 1,000,000 shares of our common stock to our employees, directors and consultants or to our affiliates. As of April 14, 2015, 480,000 non-qualified options were issued under the 2004 Plan.

As the 2004 Plan was never approved by the shareholders, we have only granted non-qualified options under the 2004 Plan.  As such, the 2004 Plan permits us to grant only options which do not qualify as incentive stock options (“Non-Qualified Options”). The 2004 Plan was terminated in October 2014.

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

Director Compensation

Independent members of our Board of Directors are entitled to $3,500 quarterly as remuneration for service as a member of the board plus reimbursement for travel expenses. The following table sets forth director compensation for the year ended December 31, 2014.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 22,012,896 issued shares of common stock.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership
Alexander L. Weis, Ph.D., Director, Chief Executive Officer, President, Chief Financial Officer and Secretary	5,356,200	(3)	24.3%
Alexander Ruckdaeschel, Director	170,000	(4)	*
William J. Brock, Director	165,000	(5)	*
Michael Moloney, Chief Operating Officer	595,800	(6)	2.7%
All executive officers and directors as a group (four persons)	6,287,000		29.0%
Wexford Spectrum Trading Ltd. 411 West Putnam Avenue Greenwich, CT 06830	2,164,284	(7)	10.0%
CAMOFI Master LDC/CAMHZN Master LDC c/o Centrecourt Asset Management LLC 350 Madison Avenue, 8th Floor New York, New York 10017	1,987,045	(8)	9.0%
Biormarkers	216,278	(9)	*

* Less than 1.0%.

(1)	C/o our address, 14785 Omicron Drive, Suite 104, San Antonio, Texas 78245.
(2)	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Includes 4,856,200 shares of common stock and 500,000 shares of common stock held in the name of Lipitek International, Inc.
(4)	Consists of 50,000 options to purchase shares of common stock at $0.10 per share until January 13, 2015; 40,000 options to purchase shares of common stock at $1.75 per share until September 8, 2017; and 80,000 options to purchase shares of common stock at $0.31 per share until December 3, 2020.
(5)	Consists of 45,000 options to purchase shares of common stock at $1.75 per share until August 28, 2017, and 120,000 options to purchase shares of common stock at $0.31 per share until December 3, 2020.
(6)	Includes 145,800 shares of common stock and 450,000 options to purchase shares of common stock at $0.31 per share until December 31, 2020.
(7)	Includes 1,714,284 shares of common stock and 450,000 warrants to purchase shares of common stock at $0.10 per share until December 31, 2014.
(8)	Includes 1,720,884 shares of common stock held by CAMOFI Master LDC and 266,161 shares of common stock held by CAMHZN Master LDC. Centrecourt Asset Management LLC is the investment manager of CAMOFI Master LDC and CAMHZN Master LDC.
(9)	Issued upon conversion of warrants from 2009

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Stock Option Plan (“2004 Plan”),  our 2007 Stock Option Plan (the “2007 Plan”) and 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) as of December 31, 2014:

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2014, the Company has paid $550,000 toward this agreement and has accrued $1,050,000, representing one quarterly payment for 2009 and all of the 2010, 2011, 2012 and 2013 and 2014 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2014 and 2013 and as a component of research and development expense for the years ended December 31, 2014 and 2013. The Company has not made any payments toward the agreement in 2014 and 2013.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2014 and 2013, the Company did not recognize any revenue from its share of Lipitek revenues.

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

In addition, the Company has a license agreement with Lipitek which requires the Company to pay minimum royalties. The Company has accrued $100,000 and $100,000, which is included in accrued expenses in the consolidated balance sheet of as of December 31, 2014 and 2013, respectively.

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

2014 Bridge Notes

During the year ended December 31, 2014, the Company borrowed $200,000 in exchange for unsecured notes of totaling $200,000. Accrued interest at December 31, 2014 is $8,329. The notes have an interest rate of 8%, and are due on April 15, 2015. If the Company has not paid the notes in full, or the holders have not converted the notes by April 15, 2015, the interest rate increases to 10% per annum. The debt holders may convert the principal and any interest into shares of common stock at a price of $0.75 per share, or 80% of the amount of the Company’s next equity offering. The Company has evaluated the conversion and contingent conversion features of the notes and determined that there is no beneficial conversion feature on the date of the borrowing and as of December 31, 2014.

Subsequent to yearend, the Company received additional bridge loans in the amount of $140,000 from a related party. The loans were made on various dates between January and April 2015 on the same terms as the 2014 bridge loans.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath P.C. (“GHP”)

GHP is our independent auditor and audited our financial statements for the years ended December 31, 2014 and 2013.  GHP performed the services listed below and was paid the fees listed below for the years ended December 31, 2014 and 2013.

Audit Fees

GHP was paid aggregate audit fees of approximately $42,000 and $42,000 for the years ended December 31, 2014 and December 31, 2013, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the first, second and third quarters of 2014 and 2013.

Audit Related Fees

GHP was paid no additional fees for the years ended December 31, 2014 and December 31, 2013, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

GHP was paid $0 tax fees for the years ended December 31, 2014 and December 31, 2013, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

GHP was not paid any other fees for professional services during the years ended December 31, 2014 and December 31, 2013.

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

Report of Independent Registered Public Accounting Firm (page F-2)

Consolidated Balance Sheets (page F-3)

Consolidated Statements of Operations (page F-4)

Consolidated Statements of Changes in Equity (page F-5)

Consolidated Statements of Cash Flows (F-6)

Notes to Financial Statements (pages F-7 through F-18)

(b)	Exhibits:

Exhibit No.	Description

3.1	Certified Copy of the Articles of Incorporation of the Registrant. (1)

3.2	Bylaws. (2)

3.3	Certificate of Change of the Registrant. (3)

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant. (9)

10.1	Executive Employment Agreement dated as of October 1, 2004, by and between OncoVista, Inc. and Alexander L. Weis, Ph.D. (2)

10.2	Agreement and Plan of Merger between Aengus Pharmaceuticals, Inc., OncoVista-Aengus, Inc. and OncoVista, Inc. dated as of November 7, 2005. (7)

10.3	License Agreement between Boston Medical Center Corporation and Aengus Pharmaceuticals, Inc., dated as of December 2, 2005. (8)

10.4	Assumption of Obligations of License Agreement and Consent to Transfer License Agreement between Boston Medical Center Corporation and OncoVista-Aengus, Inc., dated December 2, 2005. (5)

10.5	License Agreement dated November 21, 2003 between Oxigene, Inc. and Aengus Pharmaceuticals, Inc. (5)

10.6	Consent and Agreement to Assign License Agreement between Oxigene Inc. and OncoVista Aengus Pharmaceuticals, Inc. dated December 2005. (5)

10.7	License Agreement effective as of October 13, 2004 between Lipitek International, Inc. and OncoVista, Inc. (5).

10.8	Purchase Agreement dated as of November 17, 2005 between Lipitek International, Inc. and OncoVista, Inc. (5)

10.9	Securities Purchase Agreement, between the Registrant, Törbjorn B. Lundqvist and OncoVista, Inc dated as of August 16, 2007. (4)

10.10	Form of Subscription Agreement between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007. (5)

10.11	Form of Registration Rights Letter between OncoVista, Inc. and purchasers of units in the OncoVista private placement that closed on August 15, 2007. (5)

10.12	Form of Warrant issued to purchasers of units in the OncoVista private placement that closed in August 15, 2007. (5)

10.13	Form of Lock-Up Agreement. (5)

10.14	Form of Subscription Agreement. (5)

10.15	2004 Stock Option Plan. (5)

10.16	2007 Stock Option Plan. (5)

10.17	2007 Stock Option Plan for Independent and Non-Employee Directors. (5)

10.18	License Agreement by and between OncoVista, Inc. and OSI Pharmaceuticals, Inc. dated October 4, 2007. (6)

10.19	Stock Purchase Warrant issued to OSI Pharmaceuticals, Inc., dated November 27, 2007. (6)

10.20	Stock Purchase Warrant issued to OSI Pharmaceuticals, Inc., dated November 27, 2007. (6)

10.21	Secured Promissory Note of OncoVista Innovative Therapies, Inc. and OncoVista, Inc. dated January 15, 2009. (8)

10.22	Registration Rights Agreement dated January 15, 2009 (8)

10.23	Form of Warrant dated January 15, 2009 (8)

10.24	Agreement with Gilford Securities Incorporated, dated April 1, 2010 (10)

10.25	Letter of Engagement with Motion Communications, Inc., effective May 1, 2010 (10)

10.26	Stock Purchase Agreement with Alere Holdings Bermuda Limited Canon’s Court, dated October 28, 2010 (11)

10.27	Executive Employment Agreement with Michael Moloney, dated January 3, 2011(12)

10.41	Consulting Agreement with FACT Consulting LLC, dated January 3, 2011(12)

10.42	Media Advertising Agreement with MJD Media LLC, dated February 8, 2011(12)

10.43	Strategic Consulting Agreement with HealthPro BioVentures LLC, dated January 7, 2011(12)

10.44	Employment Agreement with Tamas Bakos, dated November 1, 2010(12)

10.45	Lease Agreement between OncoVista, Inc. and Lipitek International, Inc. dated January 3, 2011(12)

10.46	Consulting Agreement with New Millennium PR Communications, dated January 31, 2011(12)

10.47	Consulting Agreement with Landmark Financial Corporation, dated June 13, 2012(12)

14	Code of Ethics, dated March 28, 2008 (1)

21.1	List of Subsidiaries(14)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on October 29, 2007 with the Commission and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed on November 13, 2007 with the Commission and incorporated by reference herein.

(3)	Filed as an exhibit to Form 10-SB filed on December 7, 1999 with the Commission and incorporated by reference herein.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2007 with the Commission and incorporated by reference herein.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed August 22, 2007 with the Commission and incorporated by reference herein.

(6)	Filed as an exhibit to Current Report on Form 8-K/A filed on November 19, 2007 with the Commission and incorporated by reference herein.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 3, 2007, with the Commission and incorporated by reference herein.

(8)	Filed as an exhibit to the Current Report on Form 8-K on November 19, 2007 with the Commission and incorporated by reference herein.

(9)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2009 with the Commission and incorporated by reference herein.

(10)	Filed as an exhibit to Current Report on Form 8-K filed on January 9, 2008 with the Commission and incorporated by reference herein.

(11)	Filed as an exhibit to Current Report on Form 8-K filed on January 17, 2008 with the Commission and incorporated by reference herein.

(12)	Filed as an exhibit to Quarterly Report of Form 10-Q on May 14, 2010 with the Commission and incorporated by reference herein.

(13)	Filed as an exhibit to Quarterly Report of Form 10-Q/A on December 23, 2010 with the Commission and incorporated by reference herein.

(14)	Filed as an exhibit to Annual Report on Form 10-KSB on April 14, 2008 with the Commission and incorporated by reference herein

(15)	Filed as an exhibit to Annual Report of Form 10-K on March 30, 2011 with the Commission and incorporated by reference herein.

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
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

April 14, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on April 14, 2015.

/s/ Alexander L. Weis
Alexander L. Weis, Ph.D.
Chairman of the Board of Directors

/s/ William J. Brock
William J. Brock
Director

/s/ Alexander Ruckdaeschel
Alexander Ruckdaeschel
Director

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OncoVista Innovative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of OncoVista Innovative Therapies, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoVista Innovative Therapies, Inc and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP Horwath, P.C.

Denver, Colorado

April 14 , 2015

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,514	$44,898
Prepaid and other current assets	-	50,945
Total current assets	12,514	95,843

Equipment, net	-	477
Total assets	$12,514	$96,320

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party of $1,240,000 and $896,000, respectively)	$1,671,909	$1,266,391
Accrued expenses (including related party of $760,000 and $660,000, respectively)	2,579,436	1,873,959
Loan payable (including accrued interest of $8,329)	208,329	-
Current portion of Settlement payable	450,000	-
Derivative liability	-	9,732
Other liability – stock grant	66,000	66,000
Total current liabilities	4,975,674	3,216,082

Settlement payable – net of current portion	700,000	-
Total liabilities	5,675,674	3,216,082

Commitments and contingencies
Deficit:
Common stock, $.001 par value; 147,397,390 shares authorized, 22,012,896 and 21,627,868, respectively shares issued and outstanding	22,012	21,627
Additional paid-in capital	20,217,341	20,216,731
Accumulated deficit	(25,902,513)	(23,358,120)
Total deficit	(5,663,160)	(3,119,762)
Total liabilities and deficit	$12,514	$96,320

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

	2014	2013

Revenue	$–	$–

Operating expenses:
Research and development	669,405	900,558
General and administrative	1,876,398	621,632
Total operating expenses	2,545,803	1,522,190

Operating loss	(2,545.803)	(1,522,190)

Other income (expense):
Interest (expense) income	(8,322)	109
Gain on derivative liability	9,732	72,468
Total other income (expense)	1,410	72,577

Net loss	$(2,544,393)	$(1,449,613)

Net loss per share - basic and diluted	$(0.12)	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	21,651,075	21,627,868

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

			Additional
	Number of	Common	Paid-in	Accumulated	Total
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2013	21,627,868	$21,627	$20,207,647	$(21,908,507)	$(1,679,233)
Warrants to be issued in legal settlement			3,200		3,200
Employee stock-based compensation			5,884		5,884

Net loss				(1,449,613)	(1,449,613)

Balance, December 31, 2013	21,627,868	21,627	20,216,731	(23,358,120)	(3,119,762)
Exercise of warrants	385,028	385	(385)		-
Employee stock-based compensation			995		995
Net loss				(2,544,393)	(2,544,393)
Balance, December 31, 2014	22,012,896	$22,012	$20,217,341	$(25,902,513)	$(5,663,160)

See accompanying notes to consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(2,544,393)	$(1,449,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	2,987
Employee stock-based compensation	995	5,884
Gain on derivative liability	(9,732)	(72,468)
Changes in operating assets and liabilities:
Prepaid and other assets	50,945	9,170
Accounts payable	405,518	332,844
Accrued expenses and other liabilities	705,477	704,407
Settlement payable	1,150,000
Accrued interest payable	8,329
Net cash used in operating activities	(232,384)	(466,789)

Cash flows from investing activities	-	-
Cash flows from financing activities
Proceeds from loans payable	200,000	-
Net cash provided by financing activities	200,000	-
Decrease in cash and cash equivalents	(32,384)	(466,789)
Cash and cash equivalents at beginning of year	44,898	511,687
Cash and cash equivalents at end of year	$12,514	$44,898
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Non-Cash financing and investing activities:
Warrants issued for legal settlement	$-	3,200

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

OVIT used the proceeds from the sale of its shares in AdnaGen to fund development activities for its drug candidate portfolio.  Additionally, OVIT is evaluating several opportunities to license or acquire other compounds or diagnostic technologies that it believes will provide for treatments that are highly targeted with low or no toxicity.

At December 31, 2014, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had no full-time employees.

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

Significant estimates during 2014 and 2013 include the valuation of warrants and stock options granted for services or as compensation, estimates of the probability and potential magnitude of contingent liabilities, estimates relating to the fair value of derivative liabilities, and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As a result of these reviews, no impairment charge has been recorded during the years ended December 31, 2014 and 2013.

Revenue Recognition

While the Company has not recognized revenues from continuing operations, the Company anticipates that future revenues will be generated from product sales.  The Company expects to recognize revenue from product sales in accordance with SEC, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” that requires the Company recognize revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. The Company anticipates that customers will have no right of return for products sold. Revenues will be considered to be earned upon shipment.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended December 31, 2014 and 2013.

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

As the Company has had losses from operations for the last two years, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive.  For the years ended December 31, 2014 and 2013, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2014	2013
Stock options outstanding under our various stock option plans	1,381,500	1,381,500
Warrants	350,000	1,625,000
Restricted shares	336,847	300,000
Total	2,068,347	3,306,500

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

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

Note 3.       GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $2,544,000 and net cash used in operations of approximately $232,000 for the year ended December 31, 2014, an accumulated deficit of approximately $25,903,000, and a total deficit of approximately $5,663,000 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4.       EQUIPMENT

Equipment balances at December 31, 2014 and 2013 are summarized below:

	2014	2013
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(39,458)	(38,981)
Equipment, net	$-	$477

Note 5.       ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 are summarized below:

	2014	2013
Legal and professional	$58,025	$28,008
Clinical and other studies	138,427	138,427
Compensation	1,341,338	840,820
Minimum royalty	1,010,000	860,000
Other	31,646	6,704
Total accrued expenses	$2,579,436	$1,873,959

 Note 6.         DEBT

During the year ended December 31, 2014, the Company borrowed $200,000 in exchange for unsecured notes totaling $200,000. Accrued interest at December 31, 2014 is $8,329. The notes have an interest rate of 8%, and are due on April 15, 2015. If the Company has not paid the notes in full, or the holders have not converted the notes by April 15, 2015, the interest rate increases to 10% per annum. The debt holders may convert the principal and any interest into shares of common stock at a price of $0.75 per share, or 80% of the per share price of the Company’s next equity offering. The Company has evaluated the conversion and contingent conversion features of the notes and determined that there is no bifurcation of the embedded conversion option required, and that there is no beneficial conversion feature on the date of the borrowing as of December 31, 2014.

Subsequent to year ended, the Company received additional bridge loans in the amount of $140,000 from a related party. The loans were made on various dates between January and April 2015 on the same terms as the 2014 bridge loans.

Note 7.       DERIVATIVE LIABILITY AND FAIR VALUE INFORMATION

The Company determined that warrants issued in connection with a bridge round of debt financing entered into by the Company in January 2009 required liability classification due to certain provisions that may result in an adjustment to the number shares issued upon settlement.

The estimated fair value of the derivative liability was zero and $9,732 at December 31, 2014 and 2013, respectively. These warrants were exercised in December, 2014.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrant liabilities. Key assumptions used to apply these models in 2013 are as follows:

Expected term	1 year
Volatility	94.7%
Risk-free interest rate	0.25%
Dividend yield	0%

Fair value measurements

Assets and liabilities measured at fair value as of December 31, 2013 are as follows (no assets or liabilities measured at fair value at December 31, 2014):

	Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability at December 31, 2014	$-	$–	$-	$–
Derivative liability at December 31, 2013	$9,732	$–	$9,732	$–

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents and the above mentioned liability as of December 31, 2014 and 2013, respectively. The fair values of accounts payable and note payable approximate the carrying amounts because of their interest rates and/or the short-term nature of these instruments.  The fair value of related party accounts payable is not practicable to estimate due to the related party nature of the underlying transactions.

Note 8.       LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space which expired in December 2013. During 2014, the Company utilized the space, however, no terms have been negotiated and no payments have been made; however, the Company continued to record rent expense on a month to month basis. Total rent expense amounted to approximately $187,000 and $159,000 for the years ended December 31, 2014 and 2013, respectively. These amounts are included in accrued expenses.

Employment Contracts

The Company has employment contracts with certain executive officers. The contracts have commitment periods of between one and two years, and are subject to automatic renewal for one year terms. Compensation provided under the contracts ranges from $183,600 to $322,000, as well as bonuses of up to 30% to 40% of base salary.  Bonuses are based on performance milestones, which have not yet been met; therefore, bonuses have not been paid or accrued for the years ended December 31, 2014 and 2013.  In the event of termination without cause, the contract provides for a severance of salary and benefits continuation for periods of between three months and one year.

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

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. On March 5, 2015, the parties were able to reach a framework for settlement. The final documents of the settlement are in preparation. Management estimated, based on the framework reached in March of 2015, that they will pay approximately $1.2 million in settlement fees. This amount has been recorded as settlement payable and is due over a period of three years. If the Company does not meet the term of the settlement framework, the framework would require the Company to make additional payments of approximately $3.8 million.

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

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which shall be payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter.  Through December 31, 2014, the Company has paid $550,000 toward this agreement and has accrued $1,050,000, representing one quarterly payment for 2009 and all of the 2010, 2011, 2012 and 2013 and 2014 amounts, which are included in accounts payable in the consolidated balance sheets as of December 31, 2014 and 2013 and as a component of research and development expense for the years ended December 31, 2014 and 2013. The Company has not made any payments toward the agreement in 2014 and 2013.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2014 and 2013, the Company did not recognize any revenue from its share of Lipitek revenues.

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

In addition, the Company has a license agreement with Lipitek which requires the Company to pay minimum royalties. The Company has accrued $100,000 and $100,000, which is included in accrued expenses in the consolidated balance sheet of as of December 31, 2014 and 2013, respectively.

Note 10.    CHANGES IN EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At December 31, 2014, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,381,500
Warrants outstanding	350,000
Stock options available for grant	2,159,250
Restricted shares	336,847

4,227,597

Restricted Stock

On June 13, 2012, the Company entered into an agreement to grant an aggregate of 300,000 shares of common stock to Landmark Financial Corporation which shares vest at the rate of 50,000 shares per month for six months, the term of the agreement. These shares will be granted for services to be provided by Landmark Financial Corporation related to identifying and evaluating alternative strategies for expanding the Company’s business. As of December 31, 2014 the shares have not been issued to Landmark Financial Corporation. The Company recorded $66,000 in consulting expense for the restricted stock grant for the year ended December 31, 2013, all of which is in accrued expenses as the shares were not issued as of December 31, 2014 and 2013.

In June 2014, the Company agreed to grant 15,000 shares of restricted stock for services. As of December 31, 2014, the shares had not been granted. The Company recorded consulting expense of $3,900 for the restricted stock grant for the year ended December 31, 2014, all of which is in accrued expenses.

On December 9, 2014, 1,150,000 warrants were exercised on a net issuance basis for 385,028 shares of common stock due to 36,847 shares being subject to volume restrictions as the holder is an affiliate of the Company.

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

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share-based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.  No options were granted in 2014 or 2013.

The stock-based compensation expense recorded by the Company for the years ended December 31, 2014 and 2013, with respect to awards under all option plans is as follows:

	2014	2013
Research and development	$995	$5,884
Total employee stock-based compensation	$995	$5,884

The Company follows fair value accounting and the related provisions of ASC 718 for all share-based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at December 31, 2014	1,381,500	$0.91	3.84 years	$-
Options Exercisable at December 31, 2014	1,381,250	$0.91	3.84 years	$-

As of December 31, 2014, there was no unrecognized compensation cost related to stock options.

Warrants

In 2014, the Company agreed to grant 50,000 warrants at the price of $0.30 per warrant for consulting services. The estimate fair value of the warrants was $25,034 at December 31, 2014, which was recorded as consulting expense, and included in accrued expenses as of December 31, 2014.

The Company uses the Black-Scholes pricing model to calculate the fair value of its warrants. Key assumptions used to apply these models in 2014 are as follows:

Expected term	2 years
Volatility	104.2%
Risk-free interest rate	0.67%
Dividend yield	0%

The following is a summary of the Company’s warrant activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,625,000	$0.46
Granted	50,000	0.30
Exercised	(1,125,000)	0.10
Forfeited	(200,000)	2.50
Outstanding at December 31, 2014	350,000	$0.37	0.75 years	$–
Exercisable at December 31, 2014	350,000	$0.37	0.75 years	$–

As of December 31, 2014, there was no unrecognized compensation cost related to warrants.

Note 11.    INCOME TAXES

The Company has not incurred any U.S. Federal or state tax expense since its inception. Significant deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards, United States	$6,043,000	$5,729,000
Installment sale	305,000	305,000
Settlement expense	391,000	–
Deferred compensation	318,000	160,000
Share-based compensation and consulting	2,179,000	2,179,000
Other	61,000	61,000
Total deferred tax assets	9,297,000	8,434,000
Less: valuation allowance	(9,297,000)	(8,434,000)
Net deferred tax assets	$–	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014 and 2013.

At December 31, 2014, OncoVista, Inc. had U.S. tax net operating loss carryforwards of approximately $18 million available to offset future taxable income which will expire on various dates through 2031.  The utilization of tax net operating losses may be limited due to the change in ownership under Internal Revenue Code Section 382.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2014 and 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2014	2013
Expected tax benefit	(34.0)%	(34.0)%

Permanent differences:
Other	0.1%	0.1%
Change in valuation allowance	33.9%	33.9%
Effective tax rate	–%	–%

The Company files income tax returns in the U.S. federal and Texas jurisdictions, and is no longer subject to tax examinations for years prior to 2005.

