Form 10-Q
period 2015-03-31
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2015-05-15
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 22,012,896 shares of common stock with a par value of $.001 outstanding as of May 14, 2015

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$56,030	$12,514
Total current assets	56,030	12,514

Total assets	$56,030	$12,514

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party accounts payable of $1,390,293 and $1,304,293, respectively)	$1,747,819	$1,671,909
Accrued expenses (including related party accrued expenses of $785,000 and $760,000, respectively)	2,709,865	2,579,436
Loan payable (including accrued interest of $12,995 and $8,329, respectively)	322,995	208,329
Current portion of settlement payable	450,000	450,000
Other liability – stock grant	66,000	66,000

Total current liabilities	5,296,679	4,975,674

Settlement payable – net of current portion	700,000	700,000
Total liabilities	5,996,679	5,675,674

Deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 22, 012,896 shares issued and outstanding	22,012	22,012
Additional paid-in capital	20,217,341	20,217,341
Accumulated deficit	(26,180,002)	(25,902,513)
Total deficit	(5,940,649)	(5,663,160)
Total liabilities and deficit	$56,030	$12,514

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$–	$–

Operating expenses:
Research and development	160,909	150,273
General and administrative	111,915	95,070
Total operating expenses	272,824	245,343

Other income (expense):
Interest expense	(4,665)	-
Interest income	-	5
Loss on derivative liability	-	(62,019)
Total other expense	(4,665)	(62,014)

Net loss	$(277,489)	$(307,357)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	22,012,896 `	21,627,868

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(277,489)	$(307,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	995
Depreciation	-	477
Loss on derivative liability	-	62,019
Changes in operating assets and liabilities:
Prepaid and other current assets	-	47,680
Accounts payable	75,910	181,159
Accrued expenses	130,429	-
Accrued interest payable	4,666	-
Net cash used in operating activities	(66,484)	(15,027)
Cash flows from investing activities	-	-
Cash flows from financing activities
Proceeds from loans payable	110,000	-
Net cash provided by financing activities	110,000	-
Increase (decrease) in cash and cash equivalents	43,516	(15,027)
Cash and cash equivalents at beginning of period	12,514	44,898
Cash and cash equivalents at end of period	$56,030	$29,871

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

At March 31, 2015, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had no full-time employees.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the required financial information included as part of OVIT’s Form 10-K for the year ended December 31, 2014.

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

Significant estimates include the valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets.

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

As the Company had net losses from operations for the three month periods ended March 31, 2015 and 2014, respectively, all unvested restricted stock, stock options and warrants are considered to be anti-dilutive. At March 31, 2015 and 2014, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2015	2014
Stock options outstanding under various stock option plans	1,231,500	1,381,500
Warrants	350,000	1,625,000
Restricted shares	336,847	300,000
Total	1,918,347	3,306,500

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $277,000, and net cash used in operations of approximately $66,000 for the three months ended March 31, 2015, an accumulated deficit of approximately $26.2 million and total deficit of approximately $5.9 million at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. EQUIPMENT

Equipment balances at March 31, 2015 and December 31, 2014 are summarized below:

	2015	2014
Equipment	$30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(39,458)	(39,458)
Equipment, net	$-	$-

Note 5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2015 and December 31, 2014 are summarized below:

	2015	2014
Legal and professional	$32,000	$58,025
Clinical and other studies	138,427	138,427
Compensation	1,460,292	1,341,338
Minimum royalty	1,047,500	1,010,000
Other	31,646	31,646
Total accrued expenses	$2,709,865	$2,579,436

Note 6.	DEBT

During the three months ended March 31, 2015, the Company borrowed $110,000 on various dates in exchange for unsecured notes from a related party. The notes have an interest rate of 8%, and are due in one year from the date of issuance. If the Company has not paid the notes in full by respective due dates, the interest rate increases to 10% per annum. Accrued interest at March 31, 2015 is $12,995.

During the year ended December 31, 2014, the Company borrowed $200,000 in exchange for unsecured notes totaling $200,000. The notes have an interest rate of 8%, and are due on April 15, 2015. As the Company has not paid the notes in full and the holders have not converted the notes by April 15, 2015, the interest has now rate increased to 10% per annum. The debt holders may convert the principal and any interest into shares of common stock at a price of $0.75 per share, or 80% of the per share price of the Company’s next equity offering.

The Company has evaluated the conversion and contingent conversion features of the notes and determined that there is no bifurcation of the embedded conversion option required, and that there was no beneficial conversion feature on the date of the borrowing or as of March 31, 2015.

Subsequent to the period ended March 31, 2015, the Company received additional bridge loans in the amount of $30,000 from a related party. The loan was made prior to April 15, 2015 and on the same terms as the 2015 bridge loans. Subsequent to April 15, 2015, no principal and interest were converted into shares of common stock.

Note 7.	FAIR VALUE INFORMATION

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively. The fair values of accounts payable, notes payable and stock grant liability approximate the carrying amounts due to the short term nature of these instruments. The fair value of related party accounts payable and accrued expenses are not practicable to estimate due to the related party nature of the underlying transactions.

Note 8. LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space which expired in December 2013. During 2014 and the three months ended March 31, 2015, the Company utilized the space even though no terms have been negotiated and no payments have been made. The Company, however, continued to record rent expense on a month to month basis. Total rent expense amounted to approximately $36,000 for each of the three month periods ended March 31, 2015 and 2014. These amounts are included in accrued expenses.

Legal Matters

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013, a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. On March 5, 2015, the parties were able to reach a framework for settlement. The final documents of the settlement are in preparation. Management estimated, based on the framework reached in March of 2015, that the Company will pay approximately $1.2 million in settlement costs. This amount has been recorded as a settlement payable and is due over a period of three years. If the Company does not meet the terms of the settlement framework, the framework would require the Company to make additional payments of approximately $3.8 million.

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

Alexander L. Weis, Ph.D., Chairman of the Company’s Board of Directors and its Chief Executive Officer, President, Chief Financial Officer and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC. The Company leases its laboratory space from Lipitek, Inc. During 2014 and three months ended March 31, 2015, the Company utilized the space even though no terms have been negotiated and no payments have been made. The Company, however, continued to record rent expense on a month to month basis. Management believes that rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research up to $50,000 per quarter. Through March 31, 2015, the Company had paid a total of $550,000 toward this agreement and has accrued $1,100,000, representing one quarterly payment for 2009 and all of the 2010, 2011, 2012, 2013, 2014 and one quarter of 2015 amounts, which are included in accounts payable in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 and as a component of research and development expense for the three months ended March 31, 2015 and 2014. The Company has not made any payments toward the agreement in 2014 and 2015.

Prior to the full payment of the purchase price, the Company has the option, upon 30 days written notice, to abandon the purchase of Lipitek Research and would forfeit the amounts already paid.  All intellectual property developments by Lipitek Research through the term of the agreement or 2012, whichever is later, shall remain the Company’s property, irrespective of whether the option is exercised.  In addition, the Company will receive 80% of the research and development revenue earned by Lipitek while the agreement is in place. In 2015 and 2014, the Company did not recognize any revenue from its share of Lipitek revenue.

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

In addition, the Company has a license agreement with Lipitek which requires the Company to pay minimum royalties. The Company has accrued $25,000 and $100,000, which is included in accrued expenses in the consolidated balance sheet of as of March 31, 2015 and December 31, 2014, respectively.

Note 10.	EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At March 31, 2015, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,231,500
Warrants outstanding	350,000
Stock options available for grant	2,309,250
Restricted shares	336,847
4,227,597

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the three months ended March 31, 2015 and 2014.

The stock-based compensation expense recorded by the Company for the three months ended March 31, 2015 and 2014, with respect to awards under the Company’s stock plans are as follows:

	2015	2014
Research and development	$-	$995
Total employee stock-based compensation	$-	$995

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,381,500	$0.91
Granted	–	–
Exercised	–	–
Forfeited	(150,000)	0.10
Outstanding at March 31, 2015	1,231,500	$1.01	4.06 years	$99,450
Options Exercisable at March 31, 2015	1,231,500	$1.01	4.06 years	$99,450

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	350,000	$0.37
Granted	-
Forfeited	-
Outstanding at March 31, 2015	350,000	$0.37	0.51	$13,875
Exercisable at March 31, 2015	350,000	$0.37	0.51	$13,875

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

We previously developed diagnostic kits through our former majority-owned German operating subsidiary, AdnaGen, for several cancer indications, and marketed diagnostic kits in Europe for the detection of CTCs in patients with cancer. On October 28, 2010, we entered into a Stock Purchase Agreement with Alere Holdings, whereby we, and the other AdnaGen shareholders, agreed to sell our respective shares of AdnaGen, and all AdnaGen related business assets, to Alere Holdings for: (i) a $10 million up-front payment; (ii) $10 million in potential milestone payments contingent upon the achievement of various balance sheet objectives within 24 months; and (iii) up to $63 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives within next 36 months. We are entitled to receive our pro rata portion of approximately 78.01% of the up-front and potential milestone payments.  In November 2010, we received $6.0 million, net of expenses and certain fees, as our share of the $10 million up-front payment. No milestone payments were received in 2015 or 2014.

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

Research and development expenditures for the above projects totaled approximately $161,000 and $150,000 for the three months ended March 31, 2015 and 2014, respectively. We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

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

Results of Operations

Three Months Ended March 31, 201 and 2015

Research and development. Research and development expenses increased by approximately $11,000, or 7%, to approximately $161,000 for the three months ended March 31, 2015, as compared to approximately $150,000 for the three months ended March 31, 2014. The increase was due to slightly higher costs in various research and development expenses.

General and administrative. General and administrative expenses increased by approximately $17,000, or 18%, to approximately $112,000 for the three months ended March 31, 2015, as compared to approximately $95,000 for the three months ended March 31, 2014. The increase was due primarily to an increase in legal fees.

Other Expense. Other expense decreased $57,000, or 92% to expense of approximately $5,000 for the three months ended March 31, 2015, as compared to expense of approximately $62,000 for the three months ended March 31, 2014. The decrease was primarily due to a loss on derivative liability of approximately $62,000 that was recognized in 2014, partially offset by an increase in an interest expense related to the bridge loans in 2015.

Going Concern and Recent Events

Our consolidated financial statements for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $277,000, and net cash used in continuing operations of approximately $66,000 for the three months ended March 31, 2015, an accumulated deficit of approximately $26.2 million and total deficit of approximately $5.9 million as of March 31, 2015. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2014 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of approximately $56,000 compared to approximately $13,000 at December 31, 2014. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation. Based on our current projections, we believe that our available resources and cash flow are sufficient to meet our anticipated operating cash needs for the next two to three months. Our ability to continue as a going concern is dependent on our ability to further implement our strategic plan, continue to obtain additional debt and/or equity financing, and generate additional revenues from collaborative agreements.

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

Operating Activities. For the three months ended March 31, 2015, net cash used in operations increased $51,000, or 342% to approximately $66,000 compared to approximately $15,000 for the three months ended March 31, 2014. The increase was primarily due to an increase in legal fees paid.

Investing Activities. There was no cash provided by or used in investing activities for the three month periods ended March 31, 2015 and 2014.

Financing Activities. For the three months ended March 31, 2015, net cash provided by financing activities increased by $110,000 compared to nil for the three months ended March 31, 2014. The increase is attributed to bridge loan of $110,000 raised during the period.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2015:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On August 11, 2011, an action was filed against the Company in the United States District Court for the Southern District of New York, entitled New Millennium PR Communications, Inc., against OncoVista Innovative Therapies, Inc., seeking damages for the alleged breach of a public relations agreement. On January 31, 2013, a settlement was reached whereby the Company agreed to pay New Millennium $7,000, in two payments of $3,500 each, and issue 25,000 warrants at an exercise price of $0.25 per share.

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s counsel has started taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012 the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. On March 5, 2015, the parties were able to reach a framework for settlement. The final documents of the settlement are in preparation. Management estimated, based on the framework reached in March of 2015, that the Company will pay approximately $1.2 million in settlement costs. This amount has been recorded as a settlement payable and is due over a period of three years. If the Company does not meet the terms of the settlement framework, the framework would require the Company to make additional payments of approximately $3.8 million.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 15, 2015

