Form 10-Q
period 2015-09-30
ONCOVISTA INNOVATIVE THERAPIES, INC
filed 2015-11-12
CIK 1094847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 23,558,530 shares of common stock with a par value of $.001 outstanding as of November 10, 2015.

ONCOVISTA INNOVATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,270	$12,514
Total current assets	61,270	12,514

Total assets	$61,270	$12,514

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable (including related party accounts payable of $1,562,293 and $1,304,293, respectively)	$1,964,965	$1,671,909
Accrued expenses (including related party accrued expenses of $835,000 and $760,000, respectively)	2,990,771	2,579,436
Loan payable (including accrued interest of $29,298 and $8,329, respectively)	479,298	208,329
Current portion of settlement payable	450,000	450,000
Other liability – stock grant	66,000	66,000

Total current liabilities	5,951,034	4,975,674

Settlement payable – net of current portion	700,000	700,000
Total liabilities	6,651,034	5,675,674

Deficit
Common stock, $.001 par value; 147,397,390 shares authorized, 23,558,530 shares issued and outstanding	794,829	22,012
Additional paid-in capital	20,217,341	20,217,341
Accumulated deficit	(27,601,934)	(25,902,513)
Total deficit	(6,589,764)	(5,663,160)
Total liabilities and deficit	$61,270	$12,514

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Operating expenses:
Research and development	161,187	125,122	483,165	400,426
General and administrative	156,210	161,632	1,195,288	419,415

Total operating expenses	317,397	286,754	1,678,453	819,841

Loss from operations	(317,397)	(286,754)	(1,678,453)	(819,841)

Other income (expense):
Interest income	-	-	-	6
Gain (loss) on derivative liability	-	516,200	-	(149,335)
Interest expense	(8,701)	(2,600)	(20,968)	(4,267)

Total other income (expense), net	(8,701)	513,600	(20,968)	(153,596)

Net income (loss)	$(326,098)	$226,846	$(1,699,421)	$(973,437)

Net income (loss) per share - basic and diluted	$(0.01)	$0.01	$(0.08)	$(0.05)
Weighted average number of shares outstanding during the period - basic and diluted	23,054,519	21,627,868	22,363,919	21,627,868

See accompanying notes to the condensed consolidated financial statements

ONCOVISTA INNOVATIVE THERAPIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,699,421)	$(973,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	477
Stock-based compensation	-	995
Loss on derivative liability	-	149,335
Stock issued in settlement	772,817	-
Changes in operating assets and liabilities:
Prepaid and other current assets	-	7,350
Accounts payable	293,056	147,681
Accrued expenses	411,335	494,065
Accrued interest payable	20,969	4,267
Net cash used in operating activities	(201,244)	(169,267)

Cash flows from investing activities	-	-

Cash flows for financing activities
Proceeds from loans payable	250,000	200,000
Net cash provided by financing activities	250,000	200,000

Net increase in cash and cash equivalents	48,756	30,733
Cash and cash equivalents at beginning of period	12,514	44,898
Cash and cash equivalent at end of period	$61,270	$75,631

Non-cash investing and financing activities:
Non-cash settlement of payable with issuance of common stock	$772,817	$-

See accompanying notes to the condensed consolidated financial statements

Note 1.	BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

At September 30, 2015, OVIT had two full time employees. OncoVista, Inc. (“OncoVista”), OVIT’s operating subsidiary, had no full-time employees.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, and changes in deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

As the Company had net losses from operations for the three and nine month periods ended September 30, 2015 and 2014, all restricted stock, stock options and warrants are considered to be anti-dilutive. As of September 30, 2015 and 2014, the following shares have been excluded since their inclusion in the computation of diluted EPS would be anti-dilutive:

	2015	2014
Stock options outstanding under various stock option plans	1,231,500	1,381,500
Warrants	100,000	1,625,000
Restricted shares	336,847	300,000
Total	1,668,347	3,306,500

Share-Based Compensation

All share-based payments to employees are recorded and expensed in the statements of operations under Accounting Standards Codification (“ASC”) 718 “ Compensation – Stock Compensation.”    ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1,699,000, net cash used in operations of approximately $201,000 for the nine months ended September 30, 2015, an accumulated deficit of approximately $28 million and total deficit of approximately $7 million at September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4.	EQUIPMENT

Equipment balances at September 30, 2015 and December 31, 2014 are summarized below:

	2015(Unaudited)	2014
Equipment	30,132	$30,132
Computer and office equipment	9,326	9,326
	39,458	39,458
Less: accumulated depreciation	(39,458)	(39,458)
Equipment, net	$-	$-

Note 5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2015 and December 31, 2014 are summarized below:

	2015(Unaudited)	2014
Legal and professional	$-	$58,025
Clinical and other studies	138,427	138,427
Compensation	1,698,198	1,341,338
Minimum royalty	1,122,500	1,010,000
Other	31,646	31,646
Total accrued expenses	$2,990,771	$2,579,436

Note 6.	DEBT

During the nine months ended September 30, 2015, the Company borrowed $250,000 on various dates in exchange for unsecured notes from a related party. The notes have an interest rate of 8%, and are due one year from the date of issuance. If the Company has not paid the notes in full by the respective due dates, the interest rate increases to 10% per annum. Total accrued interest at September 30, 2015 is $29,298.

Subsequent to the nine months ended September 30, 2015, the Company borrowed $150,000 in exchange for unsecured notes from a third party. The note has an interest rate of 12%, and is due 11 months from the date of issuance. The debt holder may convert the principal and any interest into shares of common stock at a price of $1.75 per share. Under the terms of the note, the debt holder was granted a warrant to purchase approximately 82,000 shares of common stock. The exercise price of the warrants is $1.75 per share; the warrants were exercisable upon issuance and expire in October 2020.

During the year ended December 31, 2014, the Company borrowed $200,000 in exchange for unsecured notes. The notes have an interest rate of 8%, and were due on April 15, 2015. As the Company did not pay the notes in full and the holders did not convert the notes by April 15, 2015, the interest rate has now increased to 10% per annum. The debt holders may convert the principal and any interest into shares of common stock at a price of $0.75 per share, or 80% of the per share price of the Company’s next equity offering.

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of September 30, 2015 and December 31, 2014. The fair values of accounts payable, notes payable and stock grant liability approximate the carrying amounts due to the short term nature of these instruments. The fair value of related party accounts payable and accrued expenses are not practicable to estimate due to the related party nature of the underlying transactions.

Note 8.	LEASES, COMMITMENTS AND CONTINGENCIES

Lease Obligations

In January 2011, the Company entered a three-year lease with an affiliate of the CEO for laboratory space which expired in December 2013. During 2014 and through the nine months ended September 30, 2015, the Company utilized the space even though no terms have been negotiated and no payments have been made. The Company, however, continued to record rent expense on a month to month basis. Total rent expense amounted to approximately $108,000 for each of the nine month periods ended September 30, 2015 and 2014. These amounts are included in accounts payable.

Legal Matters

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s legal counsel began taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012, the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. On July 13, 2015, the parties were able to reach a final settlement. The Company is to pay approximately $1.15 million in settlement costs and issue 1,545,634 shares of the Company’s common stock. The settlement amount has been recorded as a settlement payable and is due over a period of three years. The shares were issued in July 2015, and the $1.15 million is to be paid in installments: $450,000 by the end of 2015, and $300,000 and $400,000 by the end of 2016 and 2017, respectively. If the Company does not meet the terms of the settlement framework, the framework would require the Company to make additional payments of $2.5 million plus accrued interest, at the rate of 9%.

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

Alexander L. Weis, Ph.D., Chairman of the Company’s Board of Directors and its Chief Executive Officer, President, Chief Financial Officer and Secretary, and a significant shareholder, is a beneficial owner of Lipitek International, Inc. and Lipitek Research, LLC. The Company leases its laboratory space from Lipitek, Inc. During 2014 and the nine months ended September 30, 2015, the Company utilized the space even though no terms have been negotiated and no payments have been made. The Company, however, continued to record rent expense on a month-to-month basis. Management believes that rent is based on reasonable and customary rates as if the space were rented to a third party.

On November 17, 2005, the Company entered into a purchase agreement with Lipitek and Dr. Weis, under which Lipitek granted the Company an option to purchase all membership interests in Lipitek Research, LLC (Lipitek Research) for a purchase price of $5.0 million, which is payable quarterly based upon revenues of Lipitek Research, up to $50,000 per quarter. Through September 30, 2015, the Company had paid a total of $550,000 toward this agreement and has accrued $1,200,000, representing one quarterly payment for 2009 and all of the 2010, 2011, 2012, 2013, 2014, and three quarters of 2015 amounts, which are included in accounts payable in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 and as a component of research and development expense for the three and nine months ended September 30, 2015 and 2014. The Company has not made any payments toward the agreement in 2014 and 2015.

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

In addition, the Company has a license agreement with Lipitek which requires the Company to pay minimum royalties. The Company has accrued $75,000 and $100,000, which is included in accrued expenses in the consolidated balance sheets of as of September 30, 2015 and December 31, 2014, respectively.

Note 10.	EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 147,397,390 shares of common stock. At September 30, 2015, shares of common stock reserved for future issuance are as follows:

Stock options outstanding	1,231,500
Warrants outstanding	100,000
Stock options available for grant	2,309,250
Restricted shares	336,847
3,977,597

Stock Option Plans

All option grants are expensed in the appropriate period based upon each award’s vesting terms, in each case with an offsetting credit to additional paid in capital. Under the authoritative guidance for share based compensation, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period. No stock options were granted during the nine months ended September 30, 2015 and 2014.

The stock-based compensation expense recorded by the Company for the nine months ended September 30, 2015 and 2014, with respect to awards under the Company’s stock plans are as follows:

	2015	2014
Research and development	$-	$995
General and administrative	-	-
Total employee stock-based compensation	$-	$995

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,381,500	$0.91
Granted	-	-
Exercised	-	-
Forfeited	(150,000)	0.10
Outstanding at September 30, 2015	1,231,500	$1.01	3.55 years	$75,480
Options Exercisable at September 30, 2015	1,231,500	$1.01	3.55 years	$75,480

Warrants

The following is a summary of the Company’s warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	350,000	$0.37
Granted	-
Forfeited	(250,000)	0.40
Outstanding at September 30, 2015	100,000	0.30	1.06 years	$12,000
Exercisable at September 30, 2015	100,000	0.30	1.06 years	$12,000

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

Development Programs

Our most advanced product candidate is Cordycepin (OVI-123) which is in Phase I/II clinical trials for refractory leukemia patients who express the enzyme terminal deoxynucleotidyl transferase (TdT). We have received orphan drug designation from the FDA for Cordycepin which affords us seven years of market exclusivity once the drug is approved for marketing. We initiated a Phase I/II trial based on the “original” ADA-sensitive compound in the second quarter of 2008. The trial was initiated at two U.S. centers, The Dana Farber Cancer Institute in Boston, Massachusetts and the Cancer Therapy Research Center at the University of Texas Health Sciences Center at San Antonio, Texas, and is designed to enroll up to 24 patients in the first stage and up to 20 patients in the second stage. In October 2009, after enrolling five patients in this clinical trial, we placed the clinical trial on administrative hold due to our limited capital resources. We have engaged a clinical research organization (“CRO”) in France to do additional pre-clinical in-vitro evaluations of Cordycepin and the ADA inhibitor Pentostatin with the intent of gaining a better understanding of the inhibition effects of Pentostatin on Cordycepin. We are in the process of reinitiating the Phase I/II clinical trial to determine the maximum tolerated dose, and expect to start enrolling patients in 2016 if additional financing is available.

We have completed Good Laboratory Practice (“GLP”) animal drug safety studies in two species for our lead drug candidate from the L-nucleoside conjugate program (OVI-117). We have accumulated  in vitro  and  in vivo  data indicating that several of the L-nucleoside conjugates are effective against various types of cancer. To date, OVI-117 has undergone two proof-of-concept studies of human cancers in animal models, as both a single agent and as a multi-agent combination therapy with oxaliplatin. The Investigational New Drug application (IND) was submitted to the FDA on June 2, 2012 and approved by the FDA on July 5, 2012. We engaged a contract manufacturer and a clinical batch of OVI-117 is available for use in our proposed Phase 1 trial. The clinical protocol has been written and a principal investigator engaged. We believe that OVI-117 should be ready to enter Phase I clinical trials in 2016 if additional financing is available.

Research and development expenditures for the above projects totaled approximately $483,000 and $400,000 for the nine months ended September, 2015 and 2014, respectively.   We expect we will incur additional expenses of between $2.0 million to $3.0 million to complete the current phases of development for the projects described above.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Research and development. Research and development expenses increased by approximately $36,000, or 29%, to approximately $161,000 for the three months ended September 30, 2015, as compared to approximately $125,000 for the three months ended September 30, 2014. The increase was due to slightly higher costs in various research and development expenses.

General and administrative. General and administrative expenses decreased by approximately $6,000, or 3%, to approximately $156,000 for the three months ended September 30, 2015, as compared to approximately $162,000 for the three months ended September 30, 2014.

Other Expense/income. Other income decreased $523,000, or 102%, to expense of approximately $9,000 for the three months ended September 30, 2015, as compared to income of approximately $514,000 for the three months ended September 30, 2014. The decrease was primarily due to a gain on derivative liability of approximately $516,000 that was recognized in 2014, partially offset by an increase in an interest expense related to the bridge loans in 2015.

Nine months ended September 30, 2015 and 2014

Research and development . Research and development expenses increased by approximately $83,000, or 21%, to approximately $483,000 for the nine months ended September 30, 2015, as compared to approximately $400,000 for the nine months ended September 30, 2014. The increase was due to higher costs in various research and development expenses.

General and administrative. General and administrative expenses increased by approximately $776,000, or 185%, to approximately $1,195,000 for the nine months ended September 30, 2015, as compared to approximately $419,000 for the nine months ended September 30, 2014, primarily due to the settlement costs.

Other Expense . Other expense decreased by $133,000, or 86% to expense of approximately $21,000 for the nine months ended September 30, 2015, as compared to expense of approximately $154,000 for the nine months ended September 30, 2014. The decrease was primarily due to a loss on derivative liability of approximately $149,000 that was recognized in 2014, partially offset by an increase in an interest expense related to the bridge loans in 2015.

Going Concern and Recent Events

Our consolidated financial statements for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of approximately $1,699,000, and net cash used in continuing operations of approximately $201,000 for the nine months ended September 30, 2015, an accumulated deficit of approximately $28 million and total deficit of approximately $7 million as of September 30, 2015. The Report of the Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2014 includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of management’s plans to achieve the following:

•	Continue to aggressively seek investment capital;
•	Develop our product pipeline;
•	Advance scientific progress in our research and development; and
•	Continue to monitor and implement cost control initiatives to conserve cash.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of approximately $61,000 compared to approximately $13,000 at December 31, 2014. In order to preserve principal and maintain liquidity, our funds are primarily invested in checking and interest bearing saving accounts with the primary objective of capital preservation.

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

Operating Activities. For the nine months ended September 30, 2015, net cash used in operations increased $32,000, or 19% to approximately $201,000 compared to approximately $169,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase in legal fees paid.

Investing Activities. There was no cash provided by or used in investing activities for the nine month periods ended September 30, 2015 and 2014.

Financing Activities. For the nine months ended September 30, 2015, net cash provided by financing activities increased by $50,000 compared to $200,000 for the nine months ended September 30, 2014. The increase is attributed to additional bridge loan raised during the period.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, our Chief Executive Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2015.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ( “ U.S. GAAP ” ).

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control – Integrated Framework. As a result of its assessment, management identified a material weakness in our internal control over financial reporting. Based on the weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2015:

·	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act ( “ SOX ” ) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management ’ s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

·	Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC ’ s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CFO, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

·	There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by a consultant. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On August 26, 2011, an action was filed against the Company in the Supreme Court of the State of New York, New York County, entitled CAMOFI Master LDC and CAMHZN LDC against OncoVista Innovative Therapies, Inc. and OncoVista, Inc. The action seeks damages for the alleged breach of a Subscription Agreement, a Warrant Agreement and an Anti-Dilution Agreement and seeks an order directing the issuance of (i) an aggregate of 1,980,712,767 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 702,857,767 shares of the Company’s common stock at an exercise price of $0.001. On October 20, 2011, the Company filed an answer to the complaint. On November 1, 2011, the plaintiffs made an extensive document request to the Company for all documents related to the matter. The Company’s legal counsel began taking depositions and has requested access to CAMOFI Master LDC and CAMHZN Master LDC principals for further depositions. On June 29, 2012 CAMOFI Master LDC and CAMHZN Master LDC filed for summary judgment. On August 9, 2012, the parties filed a stipulation with the court extending the return date of motion for summary judgment until September 10, 2012. The court has not yet ruled on the motion to dismiss. Oral arguments for the motion were conducted before the court on January 17, 2013. The judge asked the parties to reconvene and to try to seek a settlement. While the judge indicated her belief that the Company was in breach of the anti-dilution agreement, she also indicated that it may not be equitable to direct the issuance of hundreds of millions of additional shares, and reserved her decision on the issue at that time. On July 13, 2015, the parties were able to reach a final settlement. The Company is to pay approximately $1.2 million in settlement costs and issue 1,545,634 shares of the Company’s common stock. The settlement amount has been recorded as a settlement payable and is due over a period of three years. The shares were issued in July 2015, and the $1.2 million is to be paid in installments: $450,000 by the end of 2015, and $300,000 and $400,000 by the end of 2016 and 2017, respectively. If the Company does not meet the terms of the settlement framework, the framework would require the Company to make additional payments of $2.5 million plus accrued interest, at the rate of 9%.

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

Date: November 10, 2015